Form 10-Q
period 2020-06-30
ITERIS, INC.
filed 2020-08-04
CIK 350868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧	Non-accelerated filer	◻	Smaller reporting company	☒
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 30, 2020, there were 40,925,831 shares of our common stock outstanding.

ITERIS, INC.

Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc., CheckPoint™, ClearGuide™, ClearFleet™, ClearPath 511®, CVIEW-Plus™, Edge®, EdgeConnect™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, P-Series™, PedTrax®, Pegasus™, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), UCRLink™, Vantage®, VantageLive!™, Vantage Next®, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity® and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Iteris, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par values)

	June 30,	March 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$10,172	$14,217
Restricted cash	189	146
Short-term investments	24,299	11,556
Trade accounts receivable, net of allowance for doubtful accounts of $725 and $802 at June 30, 2020 and March 31, 2020, respectively	20,863	16,706
Unbilled accounts receivable	9,909	9,848
Inventories	2,769	3,040
Prepaid expenses and other current assets	4,447	2,040
Assets held for sale, current portion	—	1,476
Total current assets	72,648	59,029
Property and equipment, net	1,897	1,835
Right-of-use assets	12,237	12,598
Intangible assets, net	5,911	6,066
Goodwill	20,590	20,590
Other assets	1,327	1,213
Assets held for sale, noncurrent portion	135	626
Total assets	$114,745	$101,957
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,652	$8,101
Accrued payroll and related expenses	10,330	7,508
Accrued liabilities	3,827	3,665
Deferred revenue	5,732	4,413
Liabilities held for sale, current portion	124	2,828
Total current liabilities	28,665	26,515
Lease liabilities	11,259	11,638
Deferred income taxes	198	190
Unrecognized tax benefits	133	130
Liabilities held for sale, noncurrent portion	334	357
Total liabilities	40,589	38,830
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2020 and March 31, 2020
Issued and outstanding shares — 40,752 at June 30, 2020 and 40,713 at March 31, 2020	4,075	4,071
Additional paid-in capital	176,886	176,209
Accumulated deficit	(106,805)	(117,153)
Total stockholders' equity	74,156	63,127
Total liabilities and stockholders' equity	$114,745	$101,957

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2020	2019
Product revenues	$14,394	$14,517
Service revenues	13,606	10,650
Total revenues	28,000	25,167
Cost of product revenues	8,081	8,495
Cost of service revenues	9,051	7,088
Cost of revenues	17,132	15,583
Gross profit	10,868	9,584
Operating expenses:
Selling, general and administrative	8,723	9,136
Research and development	914	919
Amortization of intangible assets	230	66
Restructuring charges	619	—
Total operating expenses	10,486	10,121
Operating income (loss)	382	(537)
Non-operating income (expense):
Other income (expense), net	16	(8)
Interest income, net	54	33
Income (loss) from continuing operations before income taxes	452	(513)
Provision for income taxes	(34)	(24)
Net income (loss) from continuing operations	418	(537)
Loss from discontinued operations before gain on sale, net of tax	(1,358)	(1,035)
Gain on sale of discontinued operations, net of tax	11,288	—
Net income (loss) from discontinued operations, net of tax	9,930	(1,035)
Net income (loss)	$10,348	$(1,572)

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$0.01	$(0.02)
Income (loss) per share from discontinued operations	$0.24	$(0.03)
Net income (loss) per share	$0.25	$(0.05)

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$0.01	$(0.02)
Income (loss) per share from discontinued operations	$0.24	$(0.03)
Net income (loss) per share	$0.25	$(0.05)

Shares used in basic per share calculations	40,732	34,268
Shares used in diluted per share calculations	41,507	34,268

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$10,348	$(1,572)
Less: Net income (loss) from discontinued operations	9,930	(1,035)
Net income (loss) from continuing operations	418	(537)

Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Right-of-use asset non-cash expense	361	402
Deferred income taxes	11	2
Depreciation of property and equipment	185	177
Stock-based compensation	664	514
Amortization of intangible assets	361	163
Other	13	—
Changes in operating assets and liabilities, net of effects of discontinued operation and acquisition:
Trade accounts receivable	(4,157)	(51)
Unbilled accounts receivable and deferred revenue	1,258	(219)
Inventories	271	527
Prepaid expenses and other assets	(771)	(374)
Trade accounts payable and accrued expenses	3,505	654
Operating lease liabilities	(349)	(351)
Net cash provided by operating activities - continuing operations	1,770	907
Net cash used in operating activities - discontinued operations	(2,072)	(1,093)
Net cash used in operating activities	(302)	(186)
Cash flows from investing activities
Purchases of property and equipment	(252)	(86)
Purchase of short term investments	(19,456)	(20,179)
Maturities of investments	6,700	1,925
Capitalized software development costs	(206)	(216)
Net cash used in investing activities - continuing operations	(13,214)	(18,556)
Net cash provided by (used in) investing activities - discontinued operations	9,440	(32)
Net cash used in investing activities	(3,774)	(18,588)
Cash flows from financing activities
Proceeds from stock option exercises	74	14
Proceeds from ESPP purchases	—	172
Proceeds from issuance of common stock, net of costs	—	26,751
Net cash provided by financing activities - continuing operations	74	26,937
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	74	26,937
Increase (decrease) in cash, cash equivalents and restricted cash	(4,002)	8,163
Cash, cash equivalents and restricted cash at beginning of period	14,363	7,071
Cash, cash equivalents and restricted cash at end of period	$10,361	$15,234
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$25	$42
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$43
Closing working capital receivable	$250	$—
Deferred payment of purchase price	$1,500	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	40,713	$4,071	$176,209	$(117,153)	$63,127
Stock option exercises	27	3	71	—	74
Stock-based compensation	—	—	607	—	607
Issuance of shares pursuant - to vesting of restricted stock units, net of payroll withholding taxes	12	1	(1)	—	—
Net income				10,348	10,348
Balance at June 30, 2020	40,752	$4,075	$176,886	$(106,805)	$74,156

Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055
Stock option exercises	10	1	13	—	14
Issuance of shares pursuant to Employee Stock Purchase Plan	48	5	167	—	172
Stock-based compensation	—	—	602	—	602
Issuance of shares pursuant - to vesting of restricted stock units, net of payroll withholding taxes	2	—	—	—	—
Issuance of common stock in connection with public offering	6,183	618	26,133	—	26,751
Net loss				(1,572)	(1,572)
Balance at June 30, 2019	39,620	$3,962	$169,175	$(113,115)	$60,022

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

1.         Description of Business and Summary of Significant Accounting Policies

Description of Business

Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions . Municipalities, government agencies, and other transportation infrastructure providers use our solutions to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive. As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, products and software-as-a-service ("SaaS") offerings represent a comprehensive range of ITS solutions to our customers throughout the U.S. and internationally. We believe our products, solutions and services improve and safely optimize mobility within our communities, while minimizing environmental impact on our roadways. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market and we are always exploring strategic alternatives intended to optimize the value of our Company. Prior to the sale of our Agriculture and Weather Analytics segment in May 2020, we combined our intellectual property with enhanced atmospheric, land surface and agronomic modeling techniques to offer smart content and analytic solutions that provided analytical support to large enterprises in the agriculture industry, such as seed and crop protection companies, integrated food companies, and agricultural equipment manufacturers and service providers. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.

Recent Developments

COVID-19 Update

The COVID-19 pandemic (the “Pandemic”) continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The Pandemic has materially adversely impacted global economic conditions and the uncertainties caused by these events and actions include, but are not limited to, the adverse effect of the Pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. While there has been no material impact during the first quarter of the fiscal year ending March 31, 2021 (“Fiscal 2021”), we did experience some work delays due to the Pandemic. Should such conditions become protracted or worsen the Pandemic could impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the budgets and financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of this report.

Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, the Company has taken certain actions to preserve its liquidity, manage cash flow and strengthen its financial flexibility. Such actions include, but are not limited to, reducing discretionary spending, reducing capital expenditures, implementing restructuring activities, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts. Refer to Note 4, Restructuring Activities, for more information.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. Refer to Note 6, Income Taxes, for more information.

The Company assessed the impacts of the Pandemic on the estimates and assumptions used in preparing these unaudited condensed consolidated financial statements. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the Pandemic and its resulting impact on global economic conditions. If economic conditions caused by the Pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. See below for areas that required more judgments and estimates as a result of the Pandemic. The Company will continue to assess the effect on its operations by monitoring the spread of the Pandemic and the actions implemented to combat the virus throughout the world and its assessment of the impact of the Pandemic may change.

Inventory Valuation

The Company values inventory at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is determined by estimated expected selling prices based on anticipated recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer demand and preferences.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. While the Company did not record any allowance specific to the Pandemic during the three months ended June 30, 2020, we did increase our general reserve to account for any unanticipated events.

Goodwill and Other Long-Lived Assets

The Company reviews its goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. The Company performed a qualitative assessment of its goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and noted no indicators of impairment at June 30, 2020. The Company also reviewed its other long-lived assets and noted no indicators of impairment related to the Pandemic.

Sale of Agriculture and Weather Analytics Segment

On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics segment to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing on May 5, 2020, the Company received $10.5 million in cash and $1.45 million and $50,000 will be paid by DTN at the 12-month and 18-month anniversaries of the closing date, respectively, subject to satisfactions of the conditions set forth in the Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. See Note 3, Discontinued Operations, for further details on the sale of the Agriculture and Weather Analytics segment.

Restructuring Activities

On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics segment, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth. Restructuring charges of approximately $1.5 million were incurred for separation costs for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company, and the impairment of certain lease related assets. See Note 4, Restructuring Activities, for further details on the restructuring activities.

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Fiscal 2020”), filed with the SEC on June 9, 2020. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended June 30, 2020 are not necessarily indicative of the results to be expected for Fiscal 2021 or any other periods.

During the first quarter of Fiscal 2021, the Company completed the sale of its Agriculture and Weather Analytics segment for total cash consideration of $12.0 million, subject to certain working capital adjustments and transaction costs. The Agriculture and Weather Analytics segment’s results of operations and related cash flows have been reclassified to loss from discontinued operations, respectively, for all periods presented. The assets and liabilities of the Agriculture and Weather Analytics segment have been reclassified to assets held for sale and liabilities held for sale, respectively, in the unaudited condensed consolidated balance sheet as of March 31, 2020. See Note 3, Discontinued Operations, for further information.

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

Service revenues, primarily derived from the Transportation Systems segment, are primarily from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) contracts are considered variable consideration. However, performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.

Service revenues also consist of revenues derived from maintenance support and the use of the Company’s service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance and support, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 12, Business Segment Information, for our revenue by reportable segments.

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net, in our unaudited condensed consolidated balance sheets at their net estimated realizable value.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented as unbilled accounts receivable on the accompanying unaudited condensed consolidated balance sheets. For example, we would record a contract asset if we record revenue on a professional services engagement, but are not entitled to bill until we achieve specified milestones.

Our contract assets and refund liabilities are reported in a net position on a contract basis at the end of each reporting period. Refund liabilities are consideration received in advance of the satisfaction of performance obligations.

Contract Fulfillment Costs

The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of June 30, 2020 and March 31, 2020, there was approximately $1,530,000 and $1,236,000, respectively, of contract fulfillment costs which are presented in the accompanying unaudited condensed consolidated balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020 and March 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.

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

We currently have, and historically have had, a diverse customer base. For the three months ended June 30, 2020 and 2019, no individual customer represented greater than 10% of our total revenue. As of June 30, 2020 and March 31, 2020, no individual customer represented greater than 10% of our total accounts receivable.

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

As of June 30, 2020 and March 31, 2020, restricted cash consisted of $189,000 and $146,000, respectively, related to cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 9, Stock-Based Compensation, for further details on the ESPP).

Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed consolidated statements of cash flows consist of the following (in thousands):

	June 30,	March 31,
	2020	2020
Cash and cash equivalents	$10,172	$14,217
Restricted cash	189	146
	$10,361	$14,363

Investments

The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320 – Investments – Debt and Equity Securities. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available (see Note 5, Fair Value Measurements). As of June 30, 2020 and March 31, 2020, all of our investments are available-for-sale. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Goodwill and Long-Lived Assets

We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of June 30, 2020, there were no indicators of goodwill impairment.

We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. During the three months ended June 30, 2020, we recorded $313,000 in impairment charges related to right-of-use assets and leasehold improvements directly resulting from the restructuring activities. See Note 4, Restructuring Activities, for further details on the restructuring activities.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of June 30, 2020, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.

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

Stock-Based Compensation

We record stock-based compensation in our unaudited condensed consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options, restricted stock units and performance stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. The fair value of our performance stock unit awards is estimated on the grant date using a Monte Carlo simulation model. While the use of these models meets established requirements, the estimated fair values generated by the models may not be indicative of the actual fair values of our awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Research and Development Expenditures

Research and development expenditures are charged to expense in the period incurred.

Warranty

We generally provide a one-to three-year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. We do not provide any service-type warranties.

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

Comprehensive Loss

The difference between net income (loss) and comprehensive income (loss) was de minimis for the three months ended June 30, 2020 and 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, ASU 2016-13 will now be effective for our fiscal year 2024 beginning April 1, 2023; however, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurements (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. The Company adopted this update effective April 2020. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. The Company adopted this update effective April 2020. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

2.         Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,	March 31,
	2020	2020

	(In thousands)
Materials and supplies	$1,178	$1,380
Work in process	107	162
Finished goods	1,484	1,498
	$2,769	$3,040

Property and Equipment

The following table presents details of our property and equipment, net:

	June 30,	March 31,
	2020	2020

	(In thousands)
Equipment	$6,428	$6,222
Leasehold improvements	3,008	2,911
Accumulated depreciation	(7,539)	(7,298)
	$1,897	$1,835

Depreciation expense was approximately $185,000 and $177,000 for the three months ended June 30, 2020 and 2019, respectively. Approximately $60,000 and $65,000 of the depreciation expense was recorded to cost of revenues, and approximately $125,000 and $112,000 was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019.

Intangible Assets

There are no indefinite lived intangible assets on our unaudited condensed consolidated balance sheets. The following table presents details of our net intangible assets:

	June 30, 2020			March 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

	(In thousands)
Technology	$1,286	$(1,286)	$—	$1,286	$(1,286)	$—
Customer contracts / relationships	3,750	(833)	2,917	3,750	(688)	3,062
Trade names and non-compete agreements	770	(630)	140	770	(613)	157
Capitalized software development costs	4,629	(1,775)	2,854	4,423	(1,576)	2,847
Total	$10,435	$(4,524)	$5,911	$10,229	$(4,163)	$6,066

Amortization expense for intangible assets subject to amortization was approximately $361,000 and $163,000 for the three months ended June 30, 2020 and 2019, respectively. Approximately $131,000 and $97,000 of the intangible asset amortization was recorded to cost of revenues and approximately $230,000 and $66,000, was recorded to amortization expense for the three months ended June 30, 2020 and 2019, respectively, in the unaudited condensed consolidated statements of operations.

As of June 30, 2020, future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2021	$1,065
2022	1,303
2023	1,079
2024	869
2025	849
Thereafter	746
$5,911

Warranty Reserve Activity

Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Three Months Ended
	June 30,
	2020	2019

	(In thousands)
Balance at beginning of fiscal year	$416	$463
Additions charged to cost of sales	65	649
Warranty claims	(100)	(696)
Balance at end of fiscal year	$381	$416

Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30,
	2020	2019

	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$418	$(537)
Net income (loss) from discontinued operations, net of tax	9,930	(1,035)
Net income (loss)	$10,348	$(1,572)
Denominator:
Weighted average common shares used in basic computation	40,732	34,268
Dilutive stock options	775	—
Weighted average common shares used in basic and diluted computation	41,507	34,268
Basic:
Net income (loss) per share from continuing operations:	$0.01	$(0.02)
Net income (loss) per share from discontinued operations:	$0.24	$(0.03)
Net income (loss) per basic share	$0.25	$(0.05)
Diluted:
Net income (loss) per share from continuing operations:	$0.01	$(0.02)
Net income (loss) per share from discontinued operations:	$0.24	$(0.03)
Net income (loss) per diluted share	$0.25	$(0.05)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2020	2019

	(In thousands)
Stock options	2,890	5,061
Restricted stock units	210	125

3.          Discontinued Operations

On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics segment to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to the Purchase Agreement signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing on May 5, 2020, the Company received $10.5 million. The deferred payments of the purchase price of $1.45 million and $50,000, which were included in prepaid expenses and other current assets, and other assets on the unaudited condensed consolidated balance sheets, respectively, will be paid by DTN at the 12-month and 18-month anniversaries of the closing date, subject to satisfaction of the conditions set forth in the Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. The Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.

The sale of the Agriculture and Weather Analytics segment was a result of the Company’s shift in strategy to focus on its smart mobility infrastructure management solutions and to capitalize on the potential for a future partnership upon the sale of this business component to DTN. We have determined that the Agriculture and Weather Analytics segment, which constituted one of our operating segments, qualifies as a discontinued operation in accordance with the criteria set forth in ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics segment for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the operations and business. The Company earned approximately $14,000 in income and incurred approximately $3,000 in costs associated with the TSA for the three months ended June 30, 2020, which was included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.

The related assets and liabilities of the Agriculture and Weather Analytics segment were reclassified to assets held for sale and liabilities held for sale, respectively, as of March 31, 2020 on the unaudited condensed consolidated balance sheets. The following table is a summary of major classes of assets and liabilities held for sale:

March 31,
2020
(In thousands)
Assets
Trade accounts receivable, net of allowance for doubtful accounts	$863
Unbilled accounts receivable	504
Prepaid expenses and other current assets	109
Total assets held for sale, current portion	1,476
Property and equipment, net	107
Right-of-use assets	446
Other classes of assets that are not major	73
Total assets held for sale, noncurrent	626
Total assets held for sale	$2,102

Liabilities
Trade accounts payable	$254
Accrued liabilities	91
Accrued payroll and related expenses	933
Deferred revenue	1,550
Total liabilities held for sale, current position	2,828
Lease liabilities	357
Total liabilities held for sale	$3,185

The results of operations for the Agriculture and Weather Analytics segment were included in net income (loss) from discontinued operations on the Company's unaudited condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations:

	Three Month Ended
	June 30,
	2020	2019
Service revenue	$695	$1,440
Cost of service revenues	349	617
Gross profit	346	823

Operating expenses:
Selling, general and administration	515	932
Research and development	407	926
Restructuring charges	837	—
Total operating expenses	1,759	1,858
Operating loss from discontinued operations	(1,413)	(1,035)
Other income, net	55	—
Loss from discontinued operation before income tax	(1,358)	(1,035)
Income tax	—	—
Net loss from discontinued operations	(1,358)	(1,035)
Gain on disposal of discontinued operations before income tax	11,315	—
Income tax expense on gain on disposal	(27)	—
Gain on disposal of discontinued operations after income tax	11,288	—
Net income (loss) from discontinued operations	$9,930	$(1,035)

The following table provides information on the gain recorded on the sale of the Agriculture and Weather Analytics segment for the three months ended June 30, 2020. These amounts reflect the closing balance sheet of the Agriculture and Weather Analytics segment upon the closing of the sale on May 5, 2020 (in thousands).

Initial proceeds from sale, net of transaction costs	$9,440
Closing working capital adjustment	250
Deferred payments of purchase price	1,500
11,190

Trade accounts receivable, net of allowance for doubtful accounts	1,060
Unbilled accounts receivable	488
Other classes of assets that are not major	194
Total Agriculture and Weather Analytics segment assets	1,742

Trade accounts payable	349
Deferred revenue	1,518
Total Agriculture and Weather Analytics segment liabilities	1,867
Gain on sale of Agriculture and Weather Analytics segment	$11,315

The initial proceeds were net of transaction costs of approximately $1.1 million.

4.          Restructuring Activities

On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics segment, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth, and the Company incurred total restructuring charges of approximately $1.5 million, primarily resulting from a separation for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company and lease impairment related to our Grand Forks, North Dakota facility.

The following table presents the restructuring and severance costs for our reportable segments, as well as corporate expenses, for the three months ended June 30, 2020 (in thousands):

			Agriculture and
	Roadway	Transportation	Weather
	Sensors	Systems	Analytics	Corporate	Total
Severance and benefits	$110	$43	$524	$428	$1,105
Lease impairment and other costs	—	—	313	38	351
Total restructuring and severance costs	$110	$43	$837	$466	$1,456

During the three months ended June 30, 2020, approximately $619,000 of the restructuring costs were recorded to restructuring charges in the unaudited condensed consolidated statements of operations, and approximately $837,000 of the restructuring costs were recorded to loss from discontinued operations in the unaudited condensed consolidated statements of operations.

As of June 30, 2020, we have accrued approximately $444,000 for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed consolidated balance sheet. Our restructuring activities during the three months ended June 30, 2020 were as follows (in thousands):

Balance at March 31, 2020	$—
Charged to expenses	1,105
Cash payments	(661)
Balance at June 30, 2020	$444

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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2020 or March 31, 2020. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at June 30, 2020 and March 31, 2020. The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of June 30, 2020
	(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Loss	Gain	Value
Level 1:
Money market funds	$2,038	$—	$—	$2,038
Subtotal	2,038	—	—	2,038
Level 2:
Commercial paper	10,192	(3)	—	10,189
Corporate notes and bonds	4,092	—	1	4,093
US Treasuries	10,010	—	7	10,017
Subtotal	24,294	(3)	8	24,299
Total	$26,332	$(3)	$8	$26,337

	As of March 31, 2020
	(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Loss	Gain	Value
Level 1:
Money market funds	$10,576	$(1)	$—	$10,575
Subtotal	10,576	(1)	—	10,575
Level 2:
Commercial paper	1,495	(1)	—	1,494
Corporate notes and bonds	6,044	(22)	—	6,022
US Treasuries	3,013	—	20	3,033
US Government agencies	1,007	—	—	1,007
Subtotal	11,559	(23)	20	11,556
Total	$22,135	$(24)	$20	$22,131

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2020.

6.            Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended June 30, 2020 was approximately $34,000, or 6.0% of pre-tax income as compared with an expense of approximately $24,000, or 1.2% of pre-tax loss for the three months ended June 30, 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2020. The CARES Act also allows for the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company received the accelerated refund of its AMT credits in the amount of approximately $564,000 subsequent to the quarter-end.

7.         Commitments and Contingencies

Litigation and Other Contingencies

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, the Company is not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s unaudited condensed consolidated results of operations, financial position or cash flows.

8.          Right-of-Use Assets and Lease Liabilities

We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

As a result of the restructuring activities and the sale of Agriculture and Weather Analytics segment, the Company vacated the Grand Forks lease facility and has subleased the space to DTN, which expires on May 4, 2021. The Company recorded an impairment of $294,000, representing the total expected shortfall in sublease income and estimated lease buyout as compared to its required payments for the lease under the remainder of the original lease term. Sublease income will be recognized on a straight-line basis over the term of the sublease.

The table below presents lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet as follows:

	Classification	June 30, 2020
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$12,237
Operating lease right-of-use-assets - discontinued operation	Asset held for sales - noncurrent	135
Total operating lease right-of-use-assets		$12,372

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$1,872
Operating lease liabilities (short-term) - discontinued operation	Liabilities held for sales - current	92
		1,964
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	11,259
Operating lease liabilities (long-term) - discontinued operation	Liabilities held for sales - noncurrent	334
		11,593
Total lease liabilities		$13,557

Lease Costs

We recorded approximately $656,000 and $598,000 of lease costs in on our unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019. The Company currently has no variable lease costs. The Company recorded $18,000 of sublease income for the three months ended June 30, 2020, which was included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.

Supplemental Information

The table below presents supplemental information related to operating leases during the three months ended June 30, 2020 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$696
Right-of-use assets obtained in exchange for new operating lease liabilities	$105
Weighted average remaining lease term	7.0
Weighted average discount rate	5.0%

Maturities of Lease Liabilities

Maturities of lease liabilities as of June 30, 2020 were as follows:

Fiscal Year Ending March 31,	Operating Leases	Sublease Income	Net Operating Lease
(In thousands)
2021	$1,962	$83	$1,879
2022	2,495	9	2,486
2023	2,364		2,364
2024	2,248		2,248
2025	2,062		2,062
Thereafter	4,852		4,852
Total lease payments	15,983	$92	$15,891
Less imputed interest	(2,426)
Present value of future lease payments	13,557
Less current obligations under leases	(1,964)
Long-term lease obligations	$11,593

9.           Stock-Based Compensation

We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At June 30, 2020, there were approximately 1.8 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.7 million as of June 30, 2020.

Stock Options

A summary of activity with respect to our stock options for the three months ended June 30, 2020 is as follows:

		Weighted
		Average
		Exercise
		Price Per
	Options	Share
	(In thousands)
Options outstanding at March 31, 2020	5,934	$3.99
Exercised	(27)	2.69
Forfeited	(248)	4.88
Options outstanding at June 30, 2020	5,659	3.93

Restricted Stock Units

A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2020 is as follows:

		Weighted
		Average
		Price Per
	# of Shares	Share
	(In thousands)
RSUs outstanding at March 31, 2020	404	$5.16
Vested	(16)	5.15
Forfeited	(6)	5.52
RSUs outstanding at June 30, 2020	382	5.15

Performance Stock Units

On June 30, 2020, the Company granted a total of 61,000 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. No performance condition has been met at June 30, 2020. The PSUs are amortized over a derived service period of 3 years.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	June 30,
	2020	2019

	(In thousands)
Cost of revenues	$46	$34
Selling, general and administrative expense	552	462
Research and development expense	24	18
Restructuring costs	42	—
(Loss) income from discontinued operations before gain on sale, net of tax	(57)	88
Total stock-based compensation	$607	$602

As of June 30, 2020, there was approximately $3.9 million and $1.1 million of unrecognized compensation expense related to unvested stock options and RSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.4 years for stock options and 2.0 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Other Stock-Based Compensation Plans

We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. In June 2020 and June 2019, in the first offering period of Fiscal 2021 and 2020, 0 shares and 48,439 shares were purchased, respectively. Shares related to the first offering period of Fiscal 2021 were purchased in July 2020. The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.

10.         Stock Repurchase Program

On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three months ended June 30, 2020 and 2019, we did not repurchase any shares. From inception of the original stock repurchase program in August 2011 through June 30, 2020, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of June 30, 2020, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of June 30, 2020, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

11.         Acquisition

On July 2, 2019, the Company completed the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida, with offices in Orlando (FL), Virginia Beach (VA) and Chadds Ford (PA). AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address increased traffic demands, traffic congestion and delay. With a foundation of arterial timing plan development, AGI has expanded its services into active arterial monitoring and management with multiple public sector clients. AGI expanded the Company’s geographic footprint for ITS services in Florida, as well as in the Midwest and Mid-Atlantic region. AGI’s typical contracts are for traffic operations professional engineering services focused on transportation systems management and operations.

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

The acquisition of AGI has been accounted for as a business combination. The fair value of the net assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill.

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

The following table presents the fair values and useful lives of the identifiable intangible assets acquired:

		Weighted Average
	Amount	Useful Life
	(in thousands)	(in years)
Customer relationships	$3,500	6
Non-compete agreement	210	3
Total intangible assets assumed	$3,710

Acquisition-Related Costs

In connection with the acquisition, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock units at $5.22 per share, and $570,000 in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition. For the three months ended June 30, 2020, the Company recorded approximately $179,000 as stock based compensation and salaries expense to selling, general and administrative expense in the unaudited condensed consolidated statements of operations, related to these bonuses.

12.         Business Segment Information

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

The Transportation Systems segment provides engineering and consulting services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes: Iteris Signal Performance Measures ("SPM"), our advanced traveler information system solutions ClearPath 511 and Reverse 511, ClearGuide, and iPeMS, our performance measurement and information management solution as well as our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink and inspect. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 (see Note 11, Acquisition).

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1, Description of Business and Summary of Significant Accounting Policies). Certain corporate general and administrative expenses, including general overhead functions such as information systems, accounting, human resources, marketing, compliance costs and certain administrative expenses, as well as interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers. Our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews financial information at the operating segment level. Our CODM does not review assets by segment in his resource allocation, and therefore, assets by segment are not disclosed below.

The following table sets forth selected unaudited condensed consolidated financial information for our reportable segments for the three months ended June 30, 2020 and 2019:

	Roadway	Transportation
	Sensors	Systems	Total

	(In thousands)
Three Months Ended June 30, 2020
Product revenues	$13,151	$1,243	$14,394
Service revenues	85	13,521	13,606
Total revenues	13,236	14,764	28,000
Segment income	3,111	2,264	5,375
Three Months Ended June 30, 2019
Product revenues	12,771	1,746	14,517
Service revenues	37	10,613	10,650
Total revenues	12,808	12,359	25,167
Segment income	2,332	1,566	3,898

The following table reconciles total segment income to unaudited condensed consolidated operating income (loss) from continuing operations before income taxes:

	Three Months Ended
	June 30,
	2020	2019

	(In thousands)
Segment income:
Total income from reportable segments	$5,375	$3,898
Unallocated amounts:
Corporate expenses	(4,144)	(4,369)
Amortization of intangible assets	(230)	(66)
Restructuring charges	(619)	—
Operating income (loss)	$382	$(537)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plan(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, the status of our facilities and product development, and the impact of the acquisition of Albeck Gerken, Inc. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

General

We are a provider of smart mobility infrastructure management solutions. Municipalities, government agencies, and other transportation infrastructure providers use our solutions to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive.

Recent Developments

Impact of COVID-19 on Our Business

The COVID-19 pandemic (the “Pandemic”) continues to have an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The Pandemic has materially adversely impacted global economic conditions and the uncertainties caused by these events and actions include, but are not limited to, the adverse effect of the Pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. While there has been no material impact, nor any facility closures during the first quarter of Fiscal 2021, we did experience some work delays due to the Pandemic. Should such delays become protracted or worsen the impacts of the Pandemic could impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of this report.

Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, the Company has taken certain actions to preserve its liquidity, manage cash flow and strengthen its financial flexibility. Such actions include, but are not limited to, reducing our discretionary spending, reducing capital expenditures, implementing restructuring activities that will lead to approximately $1.2 million to $1.3 million in annualized savings, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. For more information, refer to Note 6, Income Taxes, to our Unaudited Condensed Consolidated Financial Statements, including in Part I, Item 1 of this report.

The Pandemic has had an impact on the Company’s human capital. While our main Santa Ana facility has remained open as our business is considered essential under the criteria specified by the State of California, “stay-at-home” orders and Pandemic restrictions imposed by local and state authorities have forced the majority of our employees to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe that our system of internal control over financial reporting has not been fundamentally altered and that the effectiveness of the design and operation of internal controls remained materially consistent during the three month-period ended June 30, 2020. Additionally, we have been able to timely file financial reports. We believe we have the right infrastructure to efficiently work remotely for the balance of the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.

Despite the Pandemic, we believe that the ITS industry in the US should continue to provide new opportunities for the Company although, in the near term, the pace of new opportunities emerging may be restrained and the start dates of awarded projects may be delayed. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Sale of Agriculture and Weather Analytics Segment

On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics segment to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to the Purchase Agreement signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing on May 5, 2020, the Company received $10.5 million and deferred payments of $1.45 million and $50,000, which were included in prepaid expenses and other current assets, and other assets on the unaudited condensed consolidated balance sheets, respectively, will be paid by DTN at the 12-month and 18-month anniversaries of the closing date, subject to satisfactions of the conditions set forth in the Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. The Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.

The sale of the Agriculture and Weather Analytics segment was a result of the Company’s shift in strategy to focus on its mobility infrastructure management solutions and to capitalize on the potential for a future partnership upon the sale of this business component to DTN. We have determined that the Agriculture and Weather Analytics segment, which constituted one of our operating segment, qualifies as a discontinued operation in accordance with the criteria set forth in ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology function of the Agriculture and Weather Analytics segment for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the business operations. The Company earned $14,000 in income and incurred $3,000 in costs associated with the TSA for the three months ended June 30, 2020, which was included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.

Non-GAAP Financial Measures

Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was approximately $2.3 million and $497,000 for the three months ended June 30, 2020 and 2019, respectively.

When viewed with our financial results prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Quarterly Report on Form 10-Q (“Form 10-Q”), are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.

We use Adjusted EBITDA non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We present Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our operating commitments.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

●	They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
●	They do not reflect changes in, or cash requirements for, our working capital needs;
●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
●	They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
●	They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, whereby limiting its usefulness as comparative measures.

Because of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our unaudited condensed consolidated financial statements contained in this Form 10-Q. However, in spite of the above limitations, we believe that Adjusted EBITDA is useful to an investor in evaluating our results of operations because these measures:

●	Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;
●	Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and
●	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.

The following financial items have been added back to or subtracted from our net income when calculating Adjusted EBITDA:

●	Interest expense may be useful to investors for determining current cash flow;
●	Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business;
●	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;
●	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights; and
●	Stock-based compensation may be useful to our investors for determining current cash flow.
●	Restructuring charges may be useful to our investors in evaluating our core operating performance.
●	Acquisition costs may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended
	Ended June 30,
	2020	2019

	(In thousands)
Net income (loss) from continuing operations	$418	$(537)
Income tax expense	34	24
Deprecation expense	185	177
Amortization expense	361	163
Stock-based compensation	664	514
Other adjustments:
Restructuring charges	619	—
Acquisition costs	—	156
Adjusted EBITDA	$2,281	$497
Percentage of total revenues	8.2%	2.0%

Business Segments

We currently operate in two reportable segments: Roadway Sensors and Transportation Systems.

The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadways Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, Vantage Next(R), VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. In select territories, our Roadway Sensors segment also sells OEM products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

The Transportation Systems segment includes engineering and consulting services, managed services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 (see Note 11, Acquisition, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for further details on the acquisition of AGI). The Transportations Systems segment product line includes: Iteris Signal Performance Measures ("SPM"), Iteris ClearGuide, and iPeMS, our performance measurement and analytics solution, our advanced traveler information system solutions ClearPath 511 and Reverse 511, as well as our commercial vehicle operations and vehicle safety compliance platforms known as ClearFleet, CVIEW-Plus, CheckPoint, UCRLink and inspect.

See Note 12, Business Segment Information, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for further details on our reportable segments.

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

Recent Accounting Pronouncements

Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.

Analysis of Quarterly Results from Continuing Operations

Total Revenues. Total revenues are comprised of sales from our Roadway Sensors and Transportation Systems.

The following tables present our total revenues for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		$%
			Increase
	2020	2019	(decrease)	Change

	(In thousands, except percentages)
Product revenues	$14,394	$14,517	$(123)	(0.8)%
Service revenues	13,606	10,650	2,956	27.8%
Total revenues	$28,000	$25,167	$2,833	11.3%

Product revenues primarily consist of Roadway Sensors product sales, but also include OEM products for the traffic signal markets, as well as Transportation Systems third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended June 30, 2020 was relatively consistent at $14.4 million, as compared to $14.5 million in the corresponding period in the prior year.

Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment. Service revenues for the three months ended June 30, 2020 increased 27.8% to $13.6 million, compared to $10.7 million in the corresponding period in the prior year, primarily due to revenues from the operations of AGI and higher Transportation Systems traffic engineering service revenues.

Total revenues for the three months ended June 30, 2020 increased 11.3% to $28.0 million, compared to $25.2 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 19.5% increase in Transportation Systems revenues and an approximate 3.3% increase in Roadway Sensors revenues.

Roadway Sensors revenues for the three months ended June 30, 2020 increased approximately $428,000 or 3.3% to $13.2 million, compared to $12.8 million in the corresponding period in the prior year, primarily due to higher sales from our core video detection products, offset by lower unit sales from our distribution in Texas of certain OEM products for the traffic intersection market, which decreased by approximately $499,000 or 27.2%, to approximately $1.3 million. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products in Texas by providing a more comprehensive suite of traffic solutions for our customers. Roadway Sensors added approximately $12.8 million of new bookings during the first quarter of Fiscal 2021. Roadway Sensors backlog increased to approximately $8.3 million as of June 30, 2020, compared to approximately $6.7 million as of June 30, 2019. Going forward, we plan to grow revenues by focusing on our core domestic traffic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.

Transportation Systems revenues for the three months ended June 30, 2020 increased approximately $2.4 million or 19.5% to $14.7 million, compared to $12.4 million in the corresponding period in the prior year. Transportation Systems added approximately $21.0 million of new bookings during the first quarter of Fiscal 2021. Transportation Systems backlog increased to approximately $59.6 million as of June 30, 2020, compared to approximately $49.5 million as of June 30, 2019. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party product sales generally have lower gross margins than revenues generated by our professional services.

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

Gross Profit

The following tables present details of our gross profit for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		$%
	2020	2019	Increase	Change

	(In thousands, except percentages)
Product gross profit	$6,313	$6,022	$291	4.8%
Service gross profit	4,555	3,562	993	27.9%
Total gross profit	$10,868	$9,584	$1,284	13.4%

Product gross margin as a % of product revenues	43.9%	41.5%
Service gross margin as a % of service revenues	33.5%	33.4%
Total gross margin as a % of total revenues	38.8%	38.1%

Our product gross margin for the three months ended June 30, 2020 increased approximately 240 basis points, as compared to the corresponding period in the prior year, primarily due to an increase in our Roadway Sensors core video detection products, which typically yields higher gross margins than our Roadway Sensors OEM sales and our Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product revenues.

Our service gross margin for the three months ended June 30, 2020 increased approximately 10 basis points as compared to the corresponding period in the prior year, primarily due to the inclusion of AGI revenues and to a lesser extent a decrease in the amount of subcontracting services and products. Subcontracting services and products generally result in lower gross margins than our workforce.

Our total gross margin for the three months ended June 30, 2020 increased approximately 70 basis points, as compared to the corresponding period in the prior year, primarily as a result of the revenue mix between our segments.

Selling, General and Administrative Expense

Selling, general and administration expense for the three months ended June 30, 2020 decreased approximately 4.5% to $8.7 million, compared to $9.1 million for the three months ended June 30, 2019. The decrease is primarily due to a decrease in bid/proposal activities in the Transportations Systems segment in the current period, partially offset by operating costs related to the addition of AGI.

Research and Development Expense

Research and development expense for the three months ended June 30, 2020 was approximately $914,000, which was relatively consistent with the prior period expense of $919,000 for the three months ended June 30, 2019.

We plan to continue to invest in the development of further enhancements and functionality of our Iteris ClearMobility platform which includes among other things our software offering in our Transportation Systems segment, as well as our Vantage products family in our Roadway Sensors segment.

During Fiscal 2020, we successfully released Iteris ClearGuide, our state-of-the-art mobility intelligence solutions, designed to help transportation agencies achieve safer, more efficient mobility for their networks. Certain development costs were capitalized into intangible assets in the unaudited condensed consolidated balance sheets; in both the current and prior year periods; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $230,000 and $66,000 for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily due to amortization expenses related to intangible assets acquired as part of the AGI acquisition.

Interest Income

Interest income was approximately $54,000 and $33,000 for the three months ended June 30, 2020 and 2019, respectively.

Income Taxes

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on our current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended June 30, 2020 was approximately $34,000, or 6.0% of pre-tax income as compared with an expense of approximately $24,000, or 1.2% of pre-tax loss for the three months ended June 30, 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2020. The CARES Act also allows for the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company received the accelerated refund of its AMT credits in the amount of $564,000 subsequent to the quarter-end.

Liquidity and Capital Resources

Liquidity Outlook

We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of June 30, 2020, we had cash and cash equivalents totaling approximately $10.2 million, and short-term investments of $24.3 million, resulting in a total liquidity position of approximately $34.5 million. We do not have a revolving credit facility.

As a result of the Pandemic, we have taken and will continue to take action to reduce costs, preserve liquidity and manage our cash flow. Such actions include, but are not limited to reducing our discretionary spending, reducing capital expenditures, implementing our restructuring activities that will lead to approximately $1.2 million to $1.3 million in annualized savings, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts.

While the impact and duration of the Pandemic on our business is currently uncertain, the situation is expected to be temporary. In the longer term, we remain committed to increasing total shareholder returns through our investments in opportunities and initiatives to grow our business organically and through acquisitions that support our current strategies.

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

At June 30, 2020, we had $44.1 million in working capital, excluding current assets and liabilities held for sale, which included $10.4 million in cash, cash equivalents and restricted cash, as well as $24.3 million in short-term investments. This compares to working capital of $33.9 million at March 31, 2020, excluding current assets and liabilities held for sale, which included $14.4 million in cash, cash equivalents and restricted cash, as well as $11.6 million in short-term investments.

Operating Activities. Cash provided by operating activities of our continuing operations for the three months ended June 30, 2020 of $1.8 million was primarily the result of our net income from continuing operations of approximately $418,000 and $1.6 million in non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization, offset by approximately $243,000 from changes in working capital. Cash used in operating activities from discontinued operations was $2.1 million.

Cash provided by operating activities of our continuing operations for the three months ended June 30, 2019 was primarily the result of our net loss of approximately $537,000, offset by approximately $186,000 from changes in working capital and approximately $1.3 million in noncash items for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. Cash used in operating activities from discontinued operations was $1.1 million.

Investing Activities. Net cash used in investing activities of our continuing operations during the three months ended June 30, 2020 was primarily the result of purchases of approximately $19.5 million of short-term investments and approximately $252,000 of property and equipment purchases, coupled with approximately $206,000 of capitalized software development, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $9.4 million in net proceeds from the sale of the Agriculture and Weather Analytics segment and approximately $6.7 million in proceeds from the sale and maturity of short-term investments.

Net cash used in investing activities of our continuing operations during the three months ended June 30, 2019 was primarily the result of approximately $20.2 million purchases of short-term investments and approximately $86,000 of property and equipment purchases, coupled with approximately $216,000 of capitalized software development, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $1.9 million in proceeds from the sale and maturity of short-term investment.

Financing Activities. Net cash provided by financing activities of our continuing operations during the three months ended June 30, 2020 was the result of approximately $74,000 of cash proceeds from the exercises of stock options.

Net cash provided by financing activities of our continuing operations during the three months ended June 30, 2019 was the result of approximately $26.8 million of net proceeds from the issuance of common stock in connection with the public offering. In addition, there was $172,000 of cash proceeds from the purchase of ESPP shares and approximately $14,000 of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements

We did not have any material off balance sheet arrangements at June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

Changes in Internal Controls

During the fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except for inclusion of AGI below.

The Company acquired AGI on July 2, 2019. During the fiscal quarter ended June 30, 2020, management began to include AGI in its assessment of the effectiveness of the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 7, Commitments and Contingencies, under the heading “Litigation and Other Contingencies” to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the U.S. Securities and Exchange Commission on June 9, 2020, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results in addition to the risk factors below:

The recent coronavirus outbreak has affected and could result in material harm to our business.

In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19 (the “Pandemic”). The Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and “stay-at-home” orders. The uncertainties caused by these events and actions include, but are not limited to, the adverse effect of the Pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. Continued impacts of the Pandemic have materially adversely impacted global economic conditions. The Pandemic could also affect government budgets and purchases of our products and services, as well as our suppliers, and delay material deliveries to and by us. Although we have taken steps to preserve liquidity, manage cash flows and strengthen financial flexibility, we cannot assure you that these steps will be successful, that these actions will not limit our growth or that we will not need to take further actions. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

For the three months ended June 30, 2020, the Company did not repurchase any share. From inception of the program in August 2011 through June 30, 2020, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of June 30, 2020, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of June 30, 2020, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
2.1	Asset Purchase Agreement, dated May 2, 2020, by and among Iteris, Inc., ClearAg, Inc., and DTN, LLC*	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2020

10.1	Form of Performance Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan**	Filed herewith

10.2	Revised Form of Restricted Stock Unit Issuance for use with 2016 Omnibus Incentive Plan**	Filed herewith

10.3	Revised Form of Form of Notice of Grant of Stock Option and Form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan**	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	Filed herewith

*    Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

**  Indicates a contract, compensatory plan or arrangement in which directors or executive officers of the registrant are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2020	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)