Form 10-Q
period 2020-09-30
ITERIS, INC.
filed 2020-11-04
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-08762
ITERIS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
1700 Carnegie Avenue, Suite 100
Santa Ana, California
(Address of principal executive office)
95-2588496
(I.R.S. Employer
Identification No.)
92705
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2020, there were 41,174,331 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q
Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc., CheckPoint™, ClearGuide™, ClearFleet™, ClearMobility™, ClearRoute™, ClearPath 511®, CVIEW-Plus™, Edge®, EdgeConnect™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, P-Series™, PedTrax®, Pegasus™, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator™, SmartSpan®, SPM™ (logo), UCRLink™, Vantage®, VantageLive!™, Vantage Next®, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity® and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$15,623	$14,217
Restricted cash	146	146
Short-term investments	22,164	11,556
Trade accounts receivable, net of allowance for doubtful accounts of $916 and $802 at September 30, 2020 and March 31, 2020, respectively	17,810	16,706
Unbilled accounts receivable	10,284	9,848
Inventories	3,193	3,040
Prepaid expenses and other current assets	4,163	2,040
Assets held for sale, current portion	15	1,476
Total current assets	73,398	59,029
Property and equipment, net	1,744	1,835
Right-of-use assets	12,035	12,598
Intangible assets, net	5,758	6,066
Goodwill	20,590	20,590
Other assets	1,449	1,213
Assets held for sale, noncurrent portion	114	626
Total assets	$115,088	$101,957
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,810	$8,101
Accrued payroll and related expenses	9,006	7,508
Accrued liabilities	4,113	3,665
Deferred revenue	5,003	4,413
Liabilities held for sale, current portion	486	2,828
Total current liabilities	27,418	26,515
Lease liabilities	10,992	11,638
Deferred income taxes	206	190
Unrecognized tax benefits	116	130
Liabilities held for sale, noncurrent portion	310	357
Total liabilities	39,042	38,830
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2020 and March 31, 2020
Issued and outstanding shares — 41,110 at September 30, 2020 and 40,713 at March 31, 2020	4,111	4,071
Additional paid-in capital	178,327	176,209
Accumulated deficit	(106,392)	(117,153)
Total stockholders' equity	76,046	63,127
Total liabilities and stockholders' equity	$115,088	$101,957
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Product revenues	$16,265	$13,795	$30,659	$28,312
Service revenues	12,991	12,791	26,597	23,441
Total revenues	29,256	26,586	57,256	51,753
Cost of product revenues	9,332	7,551	17,413	16,046
Cost of service revenues	8,566	8,357	17,617	15,445
Cost of revenues	17,898	15,908	35,030	31,491
Gross profit	11,358	10,678	22,226	20,262
Operating expenses:
Selling, general and administrative	9,246	10,678	17,969	19,814
Research and development	1,134	983	2,048	1,903
Amortization of intangible assets	230	230	460	296
Restructuring charges	—	—	619	—
Total operating expenses	10,610	11,891	21,096	22,013
Operating income (loss)	748	(1,213)	1,130	(1,751)
Non-operating income (expense):
Other (expense) income, net	(44)	115	(28)	107
Interest income, net	43	48	97	81
Income (loss) from continuing operations before income taxes	747	(1,050)	1,199	(1,563)
Provision for income taxes	(28)	(1)	(62)	(25)
Net income (loss) from continuing operations	719	(1,051)	1,137	(1,588)
Loss from discontinued operations before gain on sale, net of tax	(306)	(1,136)	(1,664)	(2,171)
Gain on sale of discontinued operations, net of tax	—	—	11,288	—
Net (loss) income from discontinued operations, net of tax	(306)	(1,136)	9,624	(2,171)
Net income (loss)	$413	$(2,187)	$10,761	$(3,759)

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$0.02	$(0.03)	$0.03	$(0.04)
Income (loss) per share from discontinued operations	$(0.01)	$(0.03)	$0.24	$(0.06)
Net income (loss) per share	$0.01	$(0.06)	$0.27	$(0.10)

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$0.02	$(0.03)	$0.03	$(0.04)
Income (loss) per share from discontinued operations	$(0.01)	$(0.03)	$0.23	$(0.06)
Net income (loss) per share	$0.01	$(0.06)	$0.26	$(0.10)

Shares used in basic per share calculations	40,989	40,493	40,860	37,397
Shares used in diluted per share calculations	41,909	40,493	41,708	37,397
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$10,761	$(3,759)
Less: Net income (loss) from discontinued operations	9,624	(2,171)
Net income (loss) from continuing operations	1,137	(1,588)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Right-of-use asset non-cash expense	563	730
Deferred income taxes	2	(19)
Depreciation of property and equipment	367	380
Stock-based compensation	1,331	1,218
Amortization of intangible assets	724	499
Other	47	—
Changes in operating assets and liabilities, net of effects of discontinued operation and acquisition:
Trade accounts receivable	(1,104)	986
Unbilled accounts receivable and deferred revenue	154	(279)
Inventories	(153)	374
Prepaid expenses and other assets	(859)	(919)
Trade accounts payable and accrued expenses	2,570	1,861
Operating lease liabilities	(561)	(680)
Net cash provided by operating activities - continuing operations	4,218	2,563
Net cash used in operating activities - discontinued operations	(2,027)	(2,726)
Net cash provided by (used in) operating activities	2,191	(163)
Cash flows from investing activities
Purchases of property and equipment	(288)	(246)
Purchase of short-term investments	(23,655)	(21,251)
Maturities of investments	13,000	3,175
Capitalized software development costs	(416)	(522)
Cash paid in business acquisition, net of cash acquired	—	(5,581)
Net cash used in investing activities - continuing operations	(11,359)	(24,425)
Net cash provided by (used in) investing activities - discontinued operations	9,690	(30)
Net cash used in investing activities	(1,669)	(24,455)
Cash flows from financing activities
Proceeds from stock option exercises	696	81
Proceeds from ESPP purchases	188	172
Proceeds from issuance of common stock, net of costs	—	26,751
Net cash provided by financing activities - continuing operations	884	27,004
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	884	27,004
Increase in cash, cash equivalents and restricted cash	1,406	2,386
Cash, cash equivalents and restricted cash at beginning of period	14,363	7,071
Cash, cash equivalents and restricted cash at end of period	$15,769	$9,457
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$102	$54
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$310	$95
Deferred payment of purchase price	$1,500	$—
Issuance of common stock in connection with acquisition	$—	$4,535
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	For Three and Six Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	40,713	$4,071	$176,209	$(117,153)	$63,127
Stock option exercises	27	3	71	—	74
Stock-based compensation	—	—	607	—	607
Issuance of shares pursuant - to vesting of restricted stock units, net of payroll withholding taxes	12	1	(1)	—	—
Net income	—	—	—	10,348	10,348
Balance at June 30, 2020	40,752	$4,075	$176,886	$(106,805)	$74,156
Stock option exercises	239	24	598	—	622
Issuance of shares pursuant - to Employee Stock Purchase Plan	42	4	184	—	188
Stock-based compensation	—	—	667	—	667
Issuance of shares pursuant - to vesting of restricted stock units, net of payroll withholding taxes	77	8	(8)	—	—
Net income	—			413	413
Balance at September 30, 2020	41,110	$4,111	$178,327	$(106,392)	$76,046

	For Three and Six Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055
Stock option exercises	10	1	13	—	14
Issuance of shares pursuant to Employee Stock Purchase Plan	48	5	167	—	172
Stock-based compensation	—	—	602	—	602
Issuance of shares pursuant - to vesting of restricted stock units, net of payroll withholding taxes	2	—	—	—	—
Balance at Issuance of common stock in connection with public offering	6,183	618	26,133	—	26,751
Net loss	—	—	—	(1,572)	(1,572)
Balance at June 30, 2019	39,620	3,962	169,175	(113,115)	60,022
Stock option exercises	23	2	65	—	67
Issuance of shares pursuant - to Employee Stock Purchase Plan	—	—	793	—	793
Stock-based compensation	59	6	(6)	—	—
Issuance of shares pursuant - to vesting of restricted stock units, net of payroll withholding taxes	869	87	4,448	—	4,535
Net loss	—	—	—	(2,187)	(2,187)
Balance at September 30, 2019	40,571	$4,057	$174,475	$(115,302)	$63,230

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions. Our solutions enable municipalities, transportation agencies, and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive. As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, products and software-as-a-service ("SaaS") offerings represent a comprehensive range of ITS solutions that we distribute to customers throughout the U.S. and internationally. We believe our products, solutions and services increase safety and decrease congestion within our communities, while also minimizing environmental impact. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market and we are always exploring strategic alternatives intended to optimize the value of our Company. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
Recent Developments
COVID-19 Update
The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. Indeed, more than six months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. While there has been no material impact during the first two quarters of the fiscal year ending March 31, 2021 (“Fiscal 2021”), we did experience some work delays due to the Pandemic. Should such conditions become protracted or worsen the Pandemic could impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the budgets and financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of this report.
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
Goodwill and Other Long-Lived Assets
The Company reviews its goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. The Company performed a qualitative assessment of its goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and noted no indicators of impairment at September 30, 2020. The Company also reviewed its other long-lived assets and noted no indicators of impairment related to the Pandemic.
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
Restructuring Activities
On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics segment, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth. Restructuring charges of approximately $1.5 million were incurred for separation costs for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company, and the impairment of certain lease-related assets. See Note 4, Restructuring Activities, for further details on the restructuring activities.
Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Fiscal 2020”), filed with the SEC on June 9, 2020. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three- and six-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for Fiscal 2021 or any other periods.
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
Service revenues, primarily derived from the Transportation Systems segment, are primarily from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) contracts are considered to involve variable consideration. However, contractual performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.
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
The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. In SaaS agreements, we provide a service to the customer that combines the software functionality, maintenance and hosting into a single performance obligation. In product-related contracts, a purchase order may cover different products, each constituting a separate performance obligation.
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of September 30, 2020 and March 31, 2020, there was approximately $2,073,000 and $1,236,000, respectively, of contract fulfillment costs, which are presented in the accompanying unaudited condensed consolidated balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2020 and March 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
We currently have, and historically have had, a diverse customer base. For the three- and six-months ended September 30, 2020 and 2019, no individual customer represented greater than 10% of our total revenues. As of September 30, 2020 and March 31, 2020, no individual customer represented greater than 10% of our total accounts receivable.
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

As of September 30, 2020 and March 31, 2020, restricted cash was $146,000 and $146,000, respectively, related to cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 9, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed consolidated statements of cash flows consist of the following (in thousands):

	September 30, 2020	March 31, 2020
Cash and cash equivalents	$15,623	$14,217
Restricted cash	146	146
	$15,769	$14,363
Investments
The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320 – Investments – Debt and Equity Securities. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available (see Note 5, Fair Value Measurements). As of September 30, 2020 and March 31, 2020, all of our investments are available-for-sale. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.
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
Goodwill and Long-Lived Assets
We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of September 30, 2020, there were no indicators of goodwill impairment.
We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. During the three months ended June 30, 2020, we recorded $313,000 in impairment charges related to right-of-use assets and leasehold improvements directly resulting from the restructuring activities. There was no additional impairment or restructuring charges during the three months ended September 30, 2020. See Note 4, Restructuring Activities, for further details on the restructuring activities.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of September 30, 2020, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Stock-Based Compensation
We record stock-based compensation in our unaudited condensed consolidated statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options, restricted stock units and performance stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-

Scholes-Merton option-pricing formula. The fair value of our performance stock unit awards is estimated on the grant date using a Monte Carlo simulation model. While the use of these models meets established requirements, the estimated fair values generated by the models may not be indicative of the actual fair values of our awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Research and Development Expenditures
Research and development expenditures are charged to expense in the period incurred.
Warranty
We generally provide a one- to three-year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. We do not provide any service-type warranties.
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
Comprehensive Income (Loss)
The difference between net income and comprehensive income for the three- and six-months ended September 30, 2020 and between net loss and comprehensive loss for the three- and six-months ended September 30, 2019 was de minimis.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company early adopted this update effective July 2020. The adoption of this ASU did not have a material impact on the Company’s financial statements.
2.Supplemental Financial Information
Inventories
The following table presents details of our inventories:

	September 30, 2020	March 31, 2020
	(In thousands)
Materials and supplies	$1,720	$1,380
Work in process	27	162
Finished goods	1,446	1,498
	$3,193	$3,040
Property and Equipment.
The following table presents details of our property and equipment, net:

	September 30, 2020	March 31, 2020
	(In thousands)
Equipment	$6,500	$6,222
Leasehold improvements	2,966	2,911
Accumulated depreciation	(7,722)	(7,298)
	$1,744	$1,835
Depreciation expense was approximately $182,000 and $367,000 for the three- and six-months ended September 30, 2020, respectively, and $203,000 and $380,000 for the three- and six-months ended September 30, 2019, respectively. Approximately $56,000 and $117,000 of the depreciation expense was recorded to cost of revenues, and approximately $126,000 and $250,000 was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three- and six-months ended September 30, 2020. Approximately $65,000 and $130,000 of the depreciation expense was recorded to cost of revenues, and approximately $138,000 and $250,000 was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three- and six-months ended September 30, 2019.

Intangible Assets
There are no indefinite lived intangible assets on our unaudited condensed consolidated balance sheets. The following table presents details of our net intangible assets:

	September 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$1,286	$(1,286)	$—	$1,286	$(1,286)	$—
Customer contracts / relationships	3,750	(979)	2,771	3,750	(688)	3,062
Trade names and non-compete agreements	770	(648)	122	770	(613)	157
Capitalized software development costs	4,839	(1,974)	2,865	4,423	(1,576)	2,847
Total	$10,645	$(4,887)	$5,758	$10,229	$(4,163)	$6,066
Amortization expense for intangible assets subject to amortization was approximately $363,000 and $724,000 for the three- and six-months ended September 30, 2020, respectively, and $336,000 and $499,000 for the three- and six-months ended September 30, 2019, respectively. Approximately $133,000 and $264,000 of the intangible asset amortization was recorded to cost of revenues and approximately $230,000 and $460,000, was recorded to amortization expense for the three- and six-months ended September 30, 2020, respectively, in the unaudited condensed consolidated statements of operations. Approximately $106,000 and $203,000 of the intangible asset amortization was recorded to cost of revenues and approximately $230,000 and $296,000 was recorded to amortization expense for the three- and six-months ended September 30, 2019, respectively, in the unaudited condensed consolidated statements of operations.
As of September 30, 2020, future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2021	$731
2022	1,373
2023	1,149
2024	912
2025	849
Thereafter	744
$5,758
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Six Months Ended September 30,
	2020	2019
	(In thousands)
Balance at beginning of fiscal year	$416	$463
Additions charged to cost of sales	152	372
Warranty claims	(128)	(340)
Balance at end of reporting period	$440	$495

Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$719	$(1,051)	$1,137	$(1,588)
Net income (loss) from discontinued operations, net of tax	(306)	(1,136)	9,624	(2,171)
Net income (loss)	$413	$(2,187)	$10,761	$(3,759)
Denominator:
Weighted average common shares used in basic computation	40,989	40,493	40,860	37,397
Dilutive stock options	920	—	848	—
Weighted average common shares used in diluted computation	41,909	40,493	41,708	37,397
Basic:
Net income (loss) per share from continuing operations:	$0.02	$(0.03)	$0.03	$(0.04)
Net income (loss) per share from discontinued operations:	$(0.01)	$(0.03)	$0.24	$(0.06)
Net income (loss) per basic share	$0.01	$(0.06)	$0.27	$(0.10)
Diluted:
Net income (loss) per share from continuing operations:	$0.02	$(0.03)	$0.03	$(0.04)
Net income (loss) per share from discontinued operations:	$(0.01)	$(0.03)	$0.23	$(0.06)
Net income (loss) per diluted share	$0.01	$(0.06)	$0.26	$(0.10)
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Stock options	2,887	5,039	2,889	5,050
Restricted stock units	106	438	158	282
3.Discontinued Operations
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

On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics segment for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the operations and business. The Company earned approximately $70,000 and $84,000 in income and incurred approximately $24,000 and $27,000 in costs associated with the TSA for the three- and six-months ended September 30, 2020, respectively, which were included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.
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

The results of operations for the Agriculture and Weather Analytics segment were included in net income (loss) from discontinued operations on the Company's unaudited condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Service revenue	$—	$1,295	$695	$2,736
Cost of service revenues	—	590	349	1,207
Gross profit	—	705	346	1,529

Operating expenses:
Selling, general and administration	230	839	746	1,772
Research and development	—	1,002	407	1,928
Restructuring charges	—	—	837	—
Total operating expenses	230	1,841	1,990	3,700
Operating loss from discontinued operations	(230)	(1,136)	(1,644)	(2,171)
Other (expense) income, net	(29)	—	27	—
Loss from discontinued operation before income tax	(259)	(1,136)	(1,617)	(2,171)
Income tax	(47)	—	(47)	—
Net loss from discontinued operations	(306)	(1,136)	(1,664)	(2,171)
Gain on disposal of discontinued operations before income tax	—	—	11,315	—
Income tax expense on gain on disposal	—	—	(27)	—
Gain on disposal of discontinued operations after income tax	—	—	11,288	—
Net income (loss) from discontinued operations	$(306)	$(1,136)	$9,624	$(2,171)
The following table provides information on the gain recorded on the sale of the Agriculture and Weather Analytics segment for the three- and six-months ended September 30, 2020. These amounts reflect the closing balance sheet of the Agriculture and Weather Analytics segment upon the closing of the sale on May 5, 2020 (in thousands).

Initial proceeds from sale, net of transaction costs	$9,440
Closing working capital adjustment	250
Deferred payments of purchase price	1,500
Total consideration, net of transaction costs	11,190

Trade accounts receivable, net of allowance for doubtful accounts	1,060
Unbilled accounts receivable	488
Other classes of assets that are not major	194
Total Agriculture and Weather Analytics segment assets	1,742

Trade accounts payable	349
Deferred revenue	1,518
Total Agriculture and Weather Analytics segment liabilities	1,867
Gain on sale of Agriculture and Weather Analytics segment	$11,315
The initial proceeds were net of transaction costs of approximately $1.1 million.
4.Restructuring Activities
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
There were no restructuring and severance costs for the three months ended September 30, 2020. The following table presents the restructuring and severance costs for our reportable segments, as well as corporate expenses, for the six months ended September 30, 2020. (in thousands):

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Corporate	Total
Severance and benefits	$110	$43	$524	$428	$1,105
Lease impairment and other costs	—	—	313	38	351
Total restructuring and severance costs	$110	$43	$837	$466	$1,456
During the six months ended September 30, 2020, approximately $619,000 of the restructuring costs were recorded to restructuring charges in the unaudited condensed consolidated statements of operations, and approximately $837,000 of the restructuring costs were recorded to loss from discontinued operations in the unaudited condensed consolidated statements of operations.
As of September 30, 2020, we have accrued approximately $247,000 for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed consolidated balance sheet. Our restructuring activities during the three- and six-months ended September 30, 2020 were as follows (in thousands):

Balance at March 31, 2020	$—
Charged to expenses	1,105
Cash payments	(661)
Balance at June 30, 2020	$444
Cash payments	(197)
Balance at September 30, 2020	$247

5.Fair Value Measurements
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
We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2020 or March 31, 2020. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at September 30, 2020 and March 31, 2020.

The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of September 30, 2020
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Level 1:
Money market funds	$4,190	$—	$—	$4,190
Subtotal	4,190	—	—	4,190
Level 2:
Commercial paper	10,197	—	1	10,198
Corporate notes and bonds	2,255	—	2	2,257
US Treasuries	9,710	(1)	—	9,709
Subtotal	22,162	(1)	3	22,164
Total	$26,352	$(1)	$3	$26,354

	As of March 31, 2020
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Level 1:
Money market funds	$10,576	$(1)	$—	$10,575
Subtotal	10,576	(1)	—	10,575
Level 2:
Commercial paper	1,495	(1)	—	1,494
Corporate notes and bonds	6,044	(22)	—	6,022
US Treasuries	3,013	—	20	3,033
US Government agencies	1,007	—	—	1,007
Subtotal	11,559	(23)	20	11,556
Total	$22,135	$(24)	$20	$22,131
Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2020.
6.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three- and six-months ended September 30, 2020 was approximately $28,000 and $62,000, or 3.4% and 4.8%, respectively, of pre-tax income as compared with an expense of approximately $1,000 and $25,000, or 0.1% and 0.6% of pre-tax loss for the three- and six-months ended September 30, 2019, respectively.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2020. The CARES

Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017.
7.Commitments and Contingencies
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
8.Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
As a result of the restructuring activities and the sale of Agriculture and Weather Analytics segment, the Company vacated the Grand Forks lease facility and has subleased the space to DTN, which expires on May 4, 2021. The Company recorded an impairment of $294,000 during the quarter ended June 30, 2020, representing the total expected shortfall in sublease income and estimated lease buyout as compared to its required payments for the lease under the remainder of the original lease term. Sublease income will be recognized on a straight-line basis over the term of the sublease.
The table below presents lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet as follows:

	Classification	September 30, 2020
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$12,035
Operating lease right-of-use-assets - discontinued operation	Asset held for sales - noncurrent	114
Total operating lease right-of-use-assets		$12,149

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$1,931
Operating lease liabilities (short-term) - discontinued operation	Liabilities held for sales - current	94
		$2,025
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	10,992
Operating lease liabilities (long-term) - discontinued operation	Liabilities held for sales - noncurrent	310
		11,302
Total lease liabilities		$13,327
Lease Costs
We recorded approximately $657,000 and $1,312,000 of lease costs in on our unaudited condensed consolidated statements of operations for the three- and six-months ended September 30, 2020 as compared to approximately $651,000 and $1,249,000 for the three- and six-months ended September 30, 2019, respectively. The Company currently has no variable lease costs. The Company recorded $27,000 and $45,000 of sublease income for the three- and six-months ended September 30, 2020, respectively, which was included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.

Supplemental Information
The table below presents supplemental information related to operating leases during the six months ended September 30, 2020 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$1,383
Right-of-use assets obtained in exchange for new operating lease liabilities	$310
Weighted average remaining lease term (in years)	6.4
Weighted average discount rate	4.9%
Maturities of Lease Liabilities
Maturities of lease liabilities as of September 30, 2020 were as follows:

Fiscal Year Ending March 31,	Operating Leases	Sublease Income	Net Operating Lease
(In thousands)
2021	$1,412	$55	$1,357
2022	2,583	9	2,574
2023	2,454		2,454
2024	2,256		2,256
2025	2,072		2,072
Thereafter	4,896		4,896
Total lease payments	15,673	$64	$15,609
Less imputed interest	(2,346)
Present value of future lease payments	13,327
Less current obligations under leases	(2,025)
Long-term lease obligations	$11,302
9.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At September 30, 2020, there were approximately 1.8 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.4 million as of September 30, 2020.
Stock Options
A summary of activity with respect to our stock options for the six months ended September 30, 2020 is as follows:

	Options	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2020	5,934	$3.99
Exercised	(266)	2.55
Forfeited	(248)	4.88
Options outstanding at September 30, 2020	5,420	$3.99

Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2020 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2020	404	$5.16
Vested	(123)	5.17
Forfeited	(6)	5.52
RSUs outstanding at September 30, 2020	$275	$5.15
Performance Stock Units
On June 30, 2020, the Company granted a total "target" number of 61,000 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2020	—	$—
Granted	61	5.47
PSUs outstanding at September 30, 2020	$61	$5.47
Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Cost of revenues	$47	$33	$93	$67
Selling, general and administrative expense	595	654	1,146	1,115
Research and development expense	25	18	50	36
Restructuring costs	—	—	42	—
(Loss) income from discontinued operations before gain on sale, net of tax	—	88	(57)	177
Total stock-based compensation	$667	$793	$1,274	$1,395
As of September 30, 2020, there was approximately $4.0 million, $1.0 million and $73,000 of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years for stock options, 1.5 years for RSUs and 0.5 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.

Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. In June 2020 and June 2019, in the first offering period of Fiscal 2021 and 2020, 0 shares and 48,439 shares were purchased, respectively. 41,679 shares related to the first offering period of Fiscal 2021 were purchased in July 2020. The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.
Deferred Compensation Plan
Effective October 1, 2020, the Company adopted the Iteris, Inc. Deferred Compensation Plan (the "DC Plan"). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of non-employee members of our board of directors. Key employees, including our executive officers, and our non-employee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials are eligible to participate in the DC Plan. Under the DC Plan, we will provide participants with the opportunity to make annual elections to defer a percentage of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of equity awards are credited to a bookkeeping account established in the name of the participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the equity award subject to the election. The Company will establish a rabbi trust to finance our obligations under the DC Plan with corporate-owned life insurance policies on participants.
10.Stock Repurchase Program
On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three- and six-months ended September 30, 2020 and 2019, we did not repurchase any shares. From inception of the original stock repurchase program in August 2011 through September 30, 2020, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of September 30, 2020, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of September 30, 2020, approximately $1.7 million remains available for the repurchase of our common stock under our current program.
11.Acquisition
On July 2, 2019, the Company completed the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida, with offices in Orlando (FL), Virginia Beach (VA) and Chadds Ford (PA). AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address increased traffic demands, traffic congestion and delay. With a foundation of arterial timing plan development, AGI has expanded its services into active arterial monitoring and management with multiple public sector clients. AGI expanded the Company’s geographic footprint for smart mobility infrastructure management services in Florida, as well as in the Midwest and Mid-Atlantic region. AGI’s typical contracts are for traffic operations professional engineering services focused on transportation systems management and operations.
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
Acquisition-Related Costs
In connection with the acquisition, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock units at $5.22 per share, and $570,000 in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition. For the three- and six-months ended September 30, 2020, the Company recorded approximately $173,000 and $352,000, as compared to $440,000 and $596,000 for three- and six-months ended September 30, 2019, respectively, as stock-based compensation and salaries expense to selling, general and administrative expense in the unaudited condensed consolidated statements of operations, related to these bonuses.

Pro Forma Financial Information

The following pro forma information presents the consolidated results of operations of the Company and AGI for the six months ended September 30, 2019, as if the acquisition of AGI had been completed on April 1, 2018. There was no pro forma impact during the three- and six-months ended September 30, 2020 and for the three months ended September 30, 2019. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets and increased salaries expense related to the retention bonuses. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and AGI. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of April 1, 2018, nor are they intended to represent or be indicative of future results of operations:

Six Months Ended September 30, 2019
(In thousands)
Pro forma revenue	$56,705
Pro forma net loss	$(3,924)

Pro forma net loss per share:
Basic	$(0.10)
Diluted	$(0.10)
12.Business Segment Information
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
The Transportation Systems segment provides engineering and consulting services, managed services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement and commercial vehicle operations, as well as provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes: Iteris Signal Performance Measures ("SPM"); our advanced traveler information system solution ClearRoute, our performance analytics solution ClearGuide; and our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink and inspect. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 (see Note 11, Acquisition).
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

The following table sets forth selected unaudited condensed consolidated financial information for our reportable segments for the three- and six-months ended September 30, 2020 and 2019:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended September 30, 2020
Product revenues	$14,135	$2,130	$16,265
Service revenues	155	12,836	12,991
Total revenues	14,290	14,966	29,256
Segment income	3,083	2,295	5,378
Three Months Ended September 30, 2019
Product revenues	12,480	1,315	13,795
Service revenues	75	12,716	12,791
Total revenues	12,555	14,031	26,586
Segment income	2,224	1,942	4,166

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Six Months Ended September 30, 2020
Product revenues	$27,286	$3,373	$30,659
Service revenues	240	26,357	26,597
Total revenues	27,526	29,730	57,256
Segment income	6,194	4,559	10,753
Six Months Ended September 30, 2019
Product revenues	25,251	3,061	28,312
Service revenues	112	23,329	23,441
Total revenues	25,363	26,390	51,753
Segment income	4,556	3,508	8,064
The following table reconciles total segment income to unaudited condensed consolidated operating income (loss) from continuing operations before income taxes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Segment income:
Total income from reportable segments	$5,378	$4,166	$10,753	$8,064
Unallocated amounts:
Corporate expenses	(4,400)	(5,149)	(8,544)	(9,519)
Amortization of intangible assets	(230)	(230)	(460)	(296)
Restructuring charges	—	—	(619)	—
Operating income (loss)	$748	$(1,213)	$1,130	$(1,751)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plan(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, the status of our facilities and product development, the impact of the acquisition of Albeck Gerken, Inc. and the impact of the sale of our Agriculture and Weather Analytics segment. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Municipalities, government agencies, and other transportation infrastructure providers use our solutions to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive.
Recent Developments
Impact of COVID-19 on Our Business
The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. Indeed, more than six months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. While there has been no material impact to our results of operation of financial condition, nor any facility closures during the first six months of Fiscal 2021, we did experience some work delays due to the Pandemic. Should such delays become protracted or worsen the impacts of the Pandemic could materially impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the responses of government, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of this report.
Given the uncertainties surrounding the impacts of the Pandemic on our future financial condition and results of operations, we have taken certain actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions included, reducing our discretionary spending, reducing capital expenditures, implementing restructuring activities that we expect would lead to approximately $1.2 million to $1.3 million in annualized savings, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts.
On March 27, 2020, CARES Act was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. For more information, refer to Note 6, Income Taxes, to our Unaudited Condensed Consolidated Financial Statements, including in Part I, Item 1 of this report.
The Pandemic has had an impact on the Company’s human capital. While our main Santa Ana facility has remained open as our business is considered essential under the criteria specified by the State of California, “stay-at-home” orders and Pandemic restrictions imposed by local and state authorities have forced the majority of our employees to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe that our system of internal control over financial reporting has not been fundamentally altered and that the effectiveness of the design and operation of internal controls remained materially consistent during the three- and six-month periods ended September 30, 2020. Additionally, we have been able to timely file financial reports. We believe we have the infrastructure to efficiently work remotely during the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.
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
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics segment for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the business operations. The Company earned $70,000 and $84,000 in income and incurred $24,000 and $27,000 in costs associated with the TSA for the three- and six-months ended September 30, 2020, respectively, which was included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.
Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was approximately $2.0 million and $4.2 million for the three- and six-months ended September 30, 2020 as compared to approximately $633,000 and $1.1 million for the three- and six-months ended September 30, 2019, respectively.
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
Adjusted EBITDA and the related financial ratios have limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•They do not reflect changes in, or cash requirements for, our working capital needs;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
•They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and
•Other companies in our industry may calculate Adjusted EBITDA differently than we do, whereby limiting its usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our unaudited condensed consolidated financial statements contained in this Form 10-Q. However, in spite of the above limitations, we believe that Adjusted EBITDA and the related financial ratios are useful to an investor in evaluating our results of operations because these measures:
•Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;
•Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and
•Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.
The following financial items have been added back to or subtracted from our net income when calculating Adjusted EBITDA:
•Interest expense may be useful to investors for determining current cash flow;
•Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business;
•Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;
•Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;
•Stock-based compensation may be useful to our investors for determining current cash flow;
•Restructuring charges may be useful to our investors in evaluating our core operating performance; and
•Acquisition costs may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Net income (loss) from continuing operations	$719	$(1,051)	$1,137	$(1,588)
Income tax expense	28	1	62	25
Depreciation expense	182	203	367	380
Amortization expense	363	336	724	499
Stock-based compensation	667	704	1,331	1,218
Other adjustments:
Restructuring charges	—	—	619	—
Acquisition costs	—	440	—	596
Adjusted EBITDA	$1,959	$633	$4,240	$1,130
Percentage of total revenues	6.7%	2.4%	7.4%	2.2%

Business Segments
We currently operate in two reportable segments: Roadway Sensors and Transportation Systems.
The Roadway Sensors segment provides advanced detection sensors and systems for traffic intersection management, that collectively comprise our family of Vantage sensors, as well as communication systems and roadway traffic data collection applications that complement our Vantage sensor products. The Vantage product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, Vantage Next, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. In select territories, our Roadway Sensors segment also sells OEM products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.
The Transportation Systems segment includes engineering and consulting services, managed services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement and commercial vehicle operations, as well as provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 (see Note 11, Acquisition, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for further details on the acquisition of AGI). The Transportations Systems segment product line includes: Iteris Signal Performance Measures ("SPM"), Iteris ClearGuide, our performance measurement and analytics solution; our advanced traveler information system solution ClearRoute; and our commercial vehicle operations and vehicle safety compliance platforms known as ClearFleet, CVIEW-Plus, CheckPoint, UCRLink and inspect.
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
The following tables present our total revenues for the three- and six-months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		$ Increase (decrease)	% Change
	2020	2019
	(In thousands, except percentages)
Product revenues	$16,265	$13,795	$2,470	17.9%
Service revenues	12,991	12,791	200	1.6%
Total revenues	$29,256	$26,586	$2,670	10.0%

	Six Months Ended September 30,		$ Increase (decrease)	% Change
	2020	2019
	(In thousands, except percentages)
Product revenues	$30,659	$28,312	$2,347	8.3%
Service revenues	26,597	23,441	3,156	13.5%
Total revenues	$57,256	$51,753	$5,503	10.6%
Product revenues primarily consist of Roadway Sensors product sales, but also include OEM products for the traffic signal markets, as well as Transportation Systems third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended September 30, 2020 increased 17.9% to $16.3 million, as compared to $13.8 million in the corresponding period in the prior year, primarily due to an increase in the volume of sales of our core Roadway Sensors video detection products, as well as an increase in Transportation Systems third-party product sales for installation under certain construction-type contracts. These increases were slightly offset by a decrease in unit sales from our distribution in Texas of certain OEM products for the traffic intersection market described below.
Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment. Service revenues for the three months ended September 30, 2020 increased 1.6% to $13 million, compared to $12.8 million in the corresponding period in the prior year.
Total revenues for the three months ended September 30, 2020 increased 10.0% to $29.3 million, compared to $26.6 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 13.8% increase in Roadway Sensors revenues and approximately 6.7% increase in Transportation Systems revenues.

Product revenues for the six months ended September 30, 2020 increased 8.3% to $30.7 million, as compared to $28.3 million in the corresponding period in the prior year, primarily due to an increase in the core Roadway Senor product sales, coupled with a slight increase in Transportation System third-party product sales for installation under certain construction-type contracts, offset by a decrease of OEM product sales.
Service revenues for the six months ended September 30, 2020 increased 13.5% to $26.6 million, compared to $23.4 million in the corresponding period in the prior year, primarily due to revenues from the operations of AGI and higher Transportation Systems traffic engineering service revenues.
Total revenues for the six months ended September 30, 2020 increased 10.6% to $57.3 million, compared to $51.8 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 12.7% increase in Transportation Systems revenues and an approximate 8.5% increase in Roadway Sensors revenues.
Roadway Sensors revenues for the three months ended September 30, 2020 increased approximately $1.7 million or 13.8% to $14.3 million, compared to $12.6 million in the corresponding period in the prior year, primarily due to higher sales from our core video detection products, offset by lower unit sales from our distribution in Texas of certain OEM products for the traffic intersection market, which decreased by approximately $350,000 or 26.4%, to approximately $974,000. Roadway Sensors revenues for the six months ended September 30, 2020 increased approximately $2.2 million or 8.5% to $27.5 million, compared to $25.4 million in the corresponding period in the prior year, primarily due to higher sales from our core video detection products, offset by lower unit sales from our distribution in Texas of certain OEM products for the traffic intersection market, which decreased by approximately $849,000 or 26.9%, to approximately $2.3 million. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products in Texas by providing a more comprehensive suite of traffic solutions for our customers. Roadway Sensors added approximately $17.2 million and $30.0 million of new bookings, or potential revenue under binding agreements, during the three- and six-months ended September 30, 2020. Roadway Sensors backlog increased to approximately $11.2 million as of September 30, 2020, compared to approximately $7.7 million as of September 30, 2019. Going forward, we plan to grow revenues by focusing on our core domestic traffic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.
Transportation Systems revenues for the three months ended September 30, 2020 increased approximately $0.9 million or 6.7% to $15.0 million, compared to $14.0 million in the corresponding period in the prior year. Transportation Systems revenues for the six months ended September 30, 2020 increased approximately $3.3 million or 12.7% to $29.7 million, compared to $26.4 million in the corresponding period in the prior year. Transportation Systems added approximately $17.3 million and $38.3 million of new bookings during the three- and six-months ended September 30, 2020. Transportation Systems backlog increased to approximately $61.9 million as of September 30, 2020, compared to approximately $58.3 million as of September 30, 2019. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of sub-consulting content and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from sub-consultants and third-party product sales generally have lower gross margins than revenues generated by our professional services.
Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements and are not included in deferred revenue on our unaudited condensed consolidated balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders, but there can be no assurances we will recognize revenue from bookings or backlog timely or ever.

Gross Profit
The following tables present details of our gross profit for the three- and six-months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		$ Increase	% Change
	2020	2019
	(In thousands, except percentages)
Product gross profit	$6,933	$6,244	$689	11.0%
Service gross profit	4,425	4,434	(9)	(0.2)%
Total gross profit	$11,358	$10,678	$680	6.4%

Product gross margin as a % of product revenues	42.6%	45.3%
Service gross margin as a % of service revenues	34.1%	34.7%
Total gross margin as a % of total revenues	38.8%	40.2%

	Six Months Ended September 30,		$ Increase	% Change
	2020	2019
	(In thousands, except percentages)
Product gross profit	$13,246	$12,266	$980	8.0%
Service gross profit	8,980	7,996	984	12.3%
Total gross profit	$22,226	$20,262	$1,964	9.7%

Product gross margin as a % of product revenues	43.2%	43.3%
Service gross margin as a % of service revenues	33.8%	34.1%
Total gross margin as a % of total revenues	38.8%	39.2%
Our product gross margin for the three months ended September 30, 2020 decreased approximately 270 basis points, as compared to the corresponding period in the prior year, primarily due to lower margin from our Transportation System third party product sales for installation under certain construction-type contracts that we classify as product sales. Our product gross margin for the six months ended September 30, 2020 decreased approximately 10 basis points, as compared to the corresponding periods in the prior year, primarily due to an increase in our Roadway Sensors core video detection products, which typically yields higher gross margins than our Roadway Sensors OEM sales and our Transportation Systems third-party product sales for installation under certain construction-type contracts that we classify as product sales.
Our service gross margin for the three- and six-months ended September 30, 2020 decreased approximately 60 and 30 basis points, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in the amount of subcontracting services and products. Subcontracting services and products generally result in lower gross margins than our workforce.
Our total gross margin for the three- and six-months ended September 30, 2020 decreased approximately 140 and 40 basis points, respectively, as compared to the corresponding periods in the prior year, primarily as a result of the revenue mix between our segments.
Selling, General and Administrative Expense
Selling, general and administration expense for the three months ended September 30, 2020 decreased approximately 13.4% to $9.2 million, compared to $10.7 million for the three months ended September 30, 2019. Selling, general and administration expense for the six months ended September 30, 2020 decreased approximately 9.3% to $18.0 million, compared to $19.8 million for the six months ended September 30, 2019. The decrease is primarily due to a decrease in bid and proposal activities in the Transportations Systems segment driven by the timing and size of certain opportunities in the current quarter compared with the same period a year ago.

Research and Development Expense
Research and development expense for the three months ended September 30, 2020 was approximately $1.1 million, which was relatively consistent with the prior period expense of $1.0 million for the three months ended September 30, 2019. Research and development expense for the six months ended September 30, 2020 increased approximately 7.6% to $2.0 million, compared to $1.9 million for the six months ended September 30, 2019.
We plan to continue to invest in the development of further enhancements and functionality of our Iteris ClearMobility platform which includes among other things our software offering in our Transportation Systems segment, as well as our Vantage products family in our Roadway Sensors segment.
During Fiscal 2020, we successfully released Iteris ClearGuide, our state-of-the-art mobility intelligence software solutions, designed to help transportation agencies achieve safer, more efficient mobility for their networks. Certain development costs were capitalized into intangible assets in the unaudited condensed consolidated balance sheets; in both the current and prior year periods; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our software solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.
Amortization of Intangible Assets
Amortization of intangible assets was approximately $230,000 for the three months ended September 30, 2020 and 2019. Amortization of intangible assets was approximately $460,000 and $296,000 for the six months ended September 30, 2020 and 2019, respectively. The increase was primarily due to amortization expenses related to intangible assets acquired as part of the AGI acquisition.
Interest Income
Interest income was approximately $43,000 and $48,000 for the three months ended September 30, 2020 and 2019, respectively. Interest income was approximately $97,000 and $81,000 for the six months ended September 30, 2020 and 2019, respectively.
Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three- and six-months ended September 30, 2020 was approximately $28,000 and $62,000, or 3.4% and 4.8% of pre-tax income as compared with an expense of approximately $1,000 and $25,000, or 0.1% and 0.6% of pre-tax loss for the three- and six-months ended September 30, 2019, respectively.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2020. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources
Liquidity Outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of September 30, 2020, we had cash and cash equivalents totaling approximately $15.6 million, and short-term investments of $22.2 million, resulting in a total liquidity position of approximately $37.8 million. We do not have a revolving credit facility. Our cash position will also be impacted by any capital expenditures or acquisitions we complete in the future.
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
At September 30, 2020, we had $46.5 million in working capital, excluding current assets and liabilities held for sale, which included $15.8 million in cash, cash equivalents and restricted cash, as well as $22.2 million in short-term investments. This compares to working capital of $33.9 million at March 31, 2020, excluding current assets and liabilities held for sale, which included $14.4 million in cash, cash equivalents and restricted cash, as well as $11.6 million in short-term investments.
Operating Activities. Cash provided by operating activities of our continuing operations for the six months ended September 30, 2020 of $4.2 million was primarily the result of our net income from continuing operations of approximately $1.1 million and $3.0 million in non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization, offset by approximately $47,000 from changes in working capital. Cash used in operating activities from discontinued operations was $2.0 million.
Cash provided by operating activities of our continuing operations for the six months ended September 30, 2019 was primarily the result of our net loss of approximately $1.6 million, offset by approximately $1.3 million from changes in working capital and approximately $2.8 million in noncash items for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. Cash used in operating activities from discontinued operations was $2.7 million.
Investing Activities. Net cash used in investing activities of our continuing operations during the six months ended September 30, 2020 was primarily the result of purchases of approximately $23.7 million of short-term investments and approximately $288,000 of property and equipment purchases, coupled with approximately $416,000 of capitalized software development costs, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $13.0 million in proceeds from the sale and maturity of short-term investments.
Net cash used in investing activities of our continuing operations during the six months ended September 30, 2019 was primarily the result of approximately $21.3 million purchases of short-term investments and approximately $246,000 of property and equipment purchases as well as $5.6 million in net cash paid for the AGI acquisition, coupled with approximately $522,000 of capitalized software development costs, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $3.2 million in proceeds from the sale and maturity of short-term investment.

Financing Activities. Net cash provided by financing activities of our continuing operations during the six months ended September 30, 2020 was the result of approximately $696,000 and $188,000 of cash proceeds from the exercises of stock options and purchase of ESPP shares, respectively.
Net cash provided by financing activities of our continuing operations during the six months ended September 30, 2019 was the result of approximately $26.8 million of net proceeds from the issuance of common stock in connection with the public offering. In addition, there was $172,000 of cash proceeds from the purchase of ESPP shares and approximately $81,000 of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements at September 30, 2020.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.
Changes in Internal Controls
During the fiscal quarter covered by this report, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting
Inherent Limitations on Internal Controls
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
In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19 (the “Pandemic”). The Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and “stay-at-home” orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. Continued impacts of the Pandemic have materially adversely impacted global economic conditions. The Pandemic could also affect government budgets and purchases of our products and services, as well as our suppliers, and delay material deliveries to and by us. Although we have taken steps to preserve liquidity, manage cash flows and strengthen financial flexibility, we cannot assure you that these steps will be successful, that these actions will not limit our growth or that we will not need to take further actions. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
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
For the three- and six-months ended September 30, 2020, the Company did not repurchase any shares. From inception of the program in August 2011 through September 30, 2020, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of September 30, 2020, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of September 30, 2020, approximately $1.7 million remains available for the repurchase of our common stock under our current program.

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
___________________________________
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

Date: November 4, 2020	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)