Form 10-Q
period 2020-12-31
ITERIS, INC.
filed 2021-02-02
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2021, there were 41,640,592 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries, ClearAg, Inc., Albeck Gerken, Inc., CheckPoint™, ClearGuide™, ClearFleet™, ClearMobility™, ClearRoute™, ClearPath 511®, CVIEW-Plus™, Edge®, EdgeConnect™, inspect™, iPeMS®, Iteris®, Iteris SPM™, Next®, P10™, P100™, P-Series™, PedTrax®, Pegasus™, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator®, SmartSpan®, SPM™ (logo), UCRLink™, Vantage®, VantageLive!®, Vantage Next®, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity® and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,398	$14,217
Restricted cash	263	146
Short-term investments	8,140	11,556
Trade accounts receivable, net of allowance for doubtful accounts of $1,049 and $802 at December 31, 2020 and March 31, 2020, respectively	20,962	16,706
Unbilled accounts receivable	9,515	9,848
Inventories	4,607	3,040
Prepaid expenses and other current assets	4,542	2,040
Assets held for sale, current portion	44	1,476
Total current assets	62,471	59,029
Property and equipment, net	1,900	1,835
Right-of-use assets	11,760	12,598
Intangible assets, net	14,922	6,066
Goodwill	28,348	20,590
Other assets	1,576	1,213
Assets held for sale, noncurrent portion	96	626
Total assets	$121,073	$101,957
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,698	$8,101
Accrued payroll and related expenses	9,819	7,508
Accrued liabilities	5,448	3,665
Deferred revenue	7,019	4,413
Liabilities held for sale, current portion	883	2,828
Total current liabilities	29,867	26,515
Lease liabilities	10,507	11,638
Deferred income taxes	214	190
Unrecognized tax benefits	117	130
Other long-term liabilities	2,846	—
Liabilities held for sale, noncurrent portion	310	357
Total liabilities	43,861	38,830
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2020 and March 31, 2020
Issued and outstanding shares — 41,347 at December 31, 2020 and 40,713 at March 31, 2020	4,134	4,071
Additional paid-in capital	179,682	176,209
Accumulated deficit	(106,604)	(117,153)
Total stockholders' equity	77,212	63,127
Total liabilities and stockholders' equity	$121,073	$101,957
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Product revenues	$16,380	$12,960	$47,039	$41,272
Service revenues	11,790	13,777	38,387	37,218
Total revenues	28,170	26,737	85,426	78,490
Cost of product revenues	8,413	6,580	25,826	22,626
Cost of service revenues	8,107	9,524	25,724	24,969
Cost of revenues	16,520	16,104	51,550	47,595
Gross profit	11,650	10,633	33,876	30,895
Operating expenses:
Selling, general and administrative	10,148	10,543	28,117	30,356
Research and development	1,435	1,213	3,483	3,115
Amortization of intangible assets	376	230	836	527
Restructuring charges	—	—	619	—
Total operating expenses	11,959	11,986	33,055	33,998
Operating income (loss)	(309)	(1,353)	821	(3,103)
Non-operating income (expense):
Other income, net	30	43	2	150
Interest income, net	11	67	108	148
Income (loss) from continuing operations before income taxes	(268)	(1,243)	931	(2,805)
(Provision) benefit for income taxes	7	(9)	(55)	(35)
Net income (loss) from continuing operations	(261)	(1,252)	876	(2,840)
Income (loss) from discontinued operations before gain on sale, net of tax	18	(816)	(1,646)	(2,987)
Gain on sale of discontinued operations, net of tax	31	—	11,319	—
Net income (loss) from discontinued operations, net of tax	49	(816)	9,673	(2,987)
Net income (loss)	$(212)	$(2,068)	$10,549	$(5,827)

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$(0.01)	$(0.03)	$0.02	$(0.07)
Income (loss) per share from discontinued operations	$0.00	$(0.02)	$0.24	$(0.08)
Net income (loss) per share	$(0.01)	$(0.05)	$0.26	$(0.15)

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$(0.01)	$(0.03)	$0.02	$(0.07)
Income (loss) per share from discontinued operations	$0.00	$(0.02)	$0.23	$(0.08)
Net income (loss) per share	$(0.01)	$(0.05)	$0.25	$(0.15)

Shares used in basic per share calculations	41,212	40,593	40,978	38,466
Shares used in diluted per share calculations	41,212	40,593	41,543	38,466
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$10,549	$(5,827)
Less: Net income (loss) from discontinued operations	9,673	(2,987)
Net income (loss) from continuing operations	876	(2,840)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Right-of-use asset non-cash expense	1,031	1,594
Deferred income taxes	11	(14)
Depreciation of property and equipment	551	576
Stock-based compensation	2,071	1,779
Amortization of intangible assets	1,236	872
Other	71	—
Changes in operating assets and liabilities, net of effects of discontinued operation and acquisition:
Trade accounts receivable	(2,169)	155
Unbilled accounts receivable and deferred revenue	2,321	645
Inventories	(671)	(807)
Prepaid expenses and other assets	(1,123)	(1,345)
Trade accounts payable and accrued expenses	163	978
Operating lease liabilities	(1,048)	(1,159)
Net cash provided by operating activities - continuing operations	3,320	434
Net cash used in operating activities - discontinued operations	(1,592)	(2,795)
Net cash provided by (used in) operating activities	1,728	(2,361)
Cash flows from investing activities
Purchases of property and equipment	(395)	(335)
Purchase of short-term investments	(23,655)	(26,864)
Maturities of investments	27,000	11,675
Capitalized software development costs	(592)	(548)
Cash paid in business acquisition, net of cash acquired	(15,000)	(5,581)
Net cash used in investing activities - continuing operations	(12,642)	(21,653)
Net cash provided by (used in) investing activities - discontinued operations	9,690	(30)
Net cash used in investing activities	(2,952)	(21,683)
Cash flows from financing activities
Proceeds from stock option exercises	1,334	90
Proceeds from ESPP purchases	188	376
Tax withholding payments for net share settlements of restricted stock units	—	(16)
Proceeds from issuance of common stock, net of costs	—	26,751
Net cash provided by financing activities - continuing operations	1,522	27,201
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	1,522	27,201
Increase in cash, cash equivalents and restricted cash	298	3,157
Cash, cash equivalents and restricted cash at beginning of period	14,363	7,071
Cash, cash equivalents and restricted cash at end of period	$14,661	$10,228
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$102	$62
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$533	$157
Deferred purchase price receivable	$1,500	$—
Issuance of common stock in connection with acquisition	$—	$4,535
Deferred consideration related to TrafficCast acquisition	$2,050	$—
Working capital adjustment related to TrafficCast acquisition	$625	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	40,713	$4,071	$176,209	$(117,153)	$63,127
Stock option exercises	27	3	71	—	74
Stock-based compensation	—	—	607	—	607
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	12	1	(1)	—	—
Net income	—	—	—	10,348	10,348
Balance at June 30, 2020	40,752	$4,075	$176,886	$(106,805)	$74,156
Stock option exercises	239	24	598	—	622
Issuance of shares pursuant to Employee Stock Purchase Plan	42	4	184	—	188
Stock-based compensation	—	—	667	—	667
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	77	8	(8)	—	—
Net income	—			413	413
Balance at September 30, 2020	41,110	$4,111	$178,327	$(106,392)	$76,046
Stock option exercises	196	19	619	—	638
Stock-based compensation	—	—	740	—	740
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	41	4	(4)	—	—
Net loss	—	—	—	(212)	(212)
Balance at December 31, 2020	41,347	$4,134	$179,682	$(106,604)	$77,212

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055
Stock option exercises	10	1	13	—	14
Issuance of shares pursuant to Employee Stock Purchase Plan	48	5	167	—	172
Stock-based compensation	—	—	602	—	602
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	2	—	—	—	—
Issuance of common stock in connection with public offering	6,183	618	26,133	—	26,751
Net loss	—	—	—	(1,572)	(1,572)
Balance at June 30, 2019	39,620	$3,962	$169,175	$(113,115)	$60,022
Stock option exercises	23	2	65	—	67
Stock-based compensation	—	—	793	—	793
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	59	6	(6)	—	—
Issuance of common stock in connection with acquisition	869	87	4,448	—	4,535
Net loss	—	—	—	(2,187)	(2,187)
Balance at September 30, 2019	40,571	$4,057	$174,475	$(115,302)	$63,230
Stock option exercises	5	1	8	—	9
Stock-based compensation	—	—	654	—	654
Issuance of shares pursuant to Employee Stock Purchase Plan	43	4	200	—	204
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	5	—	(16)	—	(16)
Net loss	—	—	—	(2,068)	(2,068)
Balance at December 31, 2019	40,624	$4,062	$175,321	$(117,370)	$62,013

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2020
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc., and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions. Our solutions enable municipalities, transportation agencies, and other transportation infrastructure providers to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive. As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, products and software-as-a-service ("SaaS") offerings represent a comprehensive range of ITS solutions that we distribute to customers throughout the U.S. and internationally. We believe our products, solutions and services increase safety and decrease congestion within our communities, while also minimizing environmental impact. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market and we are always exploring strategic alternatives intended to optimize the value of our Company. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
Recent Developments
COVID-19 Update

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than nine months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. While there has been no material impact to our business during the first three quarters of the fiscal year ending March 31, 2021 (“Fiscal 2021”), we did experience some work delays due to the Pandemic. Should such conditions become protracted or worsen or should longer term budgets or priorities of our clients be impacted, the Pandemic could negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the budgets and financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of this report.
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
Goodwill and Other Long-Lived Assets
The Company reviews its goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. The Company performed a qualitative assessment of its goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and noted no indicators of impairment at December 31, 2020. The Company also reviewed its other long-lived assets and noted no indicators of impairment related to the Pandemic.
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
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “Business”). The transaction closed on December 7, 2020.
Under the Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the Business and assumed certain specified liabilities of the Business in exchange for a total purchase price of up to $17,000,000, with $15,000,000 paid in cash on the closing date, $1,000,000 held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, and a $1,000,000 earn out, that if earned, will be paid over two years based on the Business’ achievement of certain revenue targets. The Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the Business at closing (see Note 11, Acquisitions).
The parties also entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the Business uses to support its real-time and predictive travel data and associated content.

Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Fiscal 2020”), filed with the SEC on June 9, 2020. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three- and nine- month periods ended December 31, 2020 are not necessarily indicative of the results to be expected for Fiscal 2021 or any other periods.
During the first quarter of Fiscal 2021, the Company completed the sale of its Agriculture and Weather Analytics segment for total cash consideration of $12.0 million, subject to certain working capital adjustments and transaction costs. The Agriculture and Weather Analytics segment’s results of operations and related cash flows have been reclassified to net income (loss) from discontinued operations, respectively, for all periods presented. The assets and liabilities of the Agriculture and Weather Analytics segment have been reclassified to assets held for sale and liabilities held for sale, respectively, in the unaudited condensed consolidated balance sheet as of March 31, 2020. See Note 3, Discontinued Operations, for further information.
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2020 and March 31, 2020, there was approximately $2,522,000 and $1,236,000, respectively, of contract fulfillment costs, which are presented in the accompanying unaudited condensed consolidated balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2020 and March 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
We currently have, and historically have had, a diverse customer base. For the three- and nine- month periods ended December 31, 2020 and 2019, no individual customer represented greater than 10% of our total revenues. As of December 31, 2020 and March 31, 2020, no individual customer represented greater than 10% of our total accounts receivable.
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
As of December 31, 2020 and March 31, 2020, restricted cash was $263,000 and $146,000, respectively, related to cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 9, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed consolidated statements of cash flows consist of the following (in thousands):

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$14,398	$14,217
Restricted cash	263	146
	$14,661	$14,363
Investments
The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320 – Investments – Debt and Equity Securities. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available (see Note 5, Fair Value Measurements). As of December 31, 2020 and March 31, 2020, all of our investments are available-for-sale. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.
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
Goodwill and Long-Lived Assets
We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of December 31, 2020, there were no indicators of goodwill impairment.
We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. During the three months ended June 30, 2020, we recorded $313,000 in impairment charges related to right-of-use assets and leasehold improvements directly resulting from the restructuring activities. There were no additional impairment or restructuring charges during the nine months ended December 31, 2020. See Note 4, Restructuring Activities, for further details on the restructuring activities.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of December 31, 2020, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Comprehensive Income (Loss)
The difference between net income and comprehensive income for the three- and nine- month periods ended December 31, 2020 and between net loss and comprehensive loss for the three- and nine- month periods ended December 31, 2019 was de minimis.
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
2.Supplemental Financial Information
Inventories
The following table presents details of our inventories:

	December 31, 2020	March 31, 2020
	(In thousands)
Materials and supplies	$2,726	$1,380
Work in process	107	162
Finished goods	1,774	1,498
	$4,607	$3,040
Property and Equipment.
The following table presents details of our property and equipment, net:

	December 31, 2020	March 31, 2020
	(In thousands)
Equipment	$6,760	$6,222
Leasehold improvements	3,046	2,911
Accumulated depreciation	(7,906)	(7,298)
	$1,900	$1,835
Depreciation expense was approximately $183,000 and $551,000 for the three- and nine- month periods ended December 31, 2020, respectively, and $197,000 and $576,000 for the three- and nine- month periods ended December 31, 2019, respectively. Approximately $50,000 and $168,000 of the depreciation expense was recorded to cost of revenues, and approximately $133,000 and $383,000 was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three- and nine- month periods ended December 31, 2020. Approximately $62,000 and $191,000 of the depreciation expense was recorded to cost of revenues, and approximately $135,000 and $385,000 was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three- and nine- month periods ended December 31, 2019.

Intangible Assets
There are no indefinite lived intangible assets on our unaudited condensed consolidated balance sheets. The following table presents details of our net intangible assets:

	December 31, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(1,357)	$3,629	$1,286	$(1,286)	$—
Customer contracts / relationships	9,550	(1,200)	8,350	3,750	(688)	3,062
Trade names and non-compete agreements	770	(665)	105	770	(613)	157
Capitalized software development costs	5,014	(2,176)	2,838	4,423	(1,576)	2,847
Total	$20,320	$(5,398)	$14,922	$10,229	$(4,163)	$6,066
Amortization expense for intangible assets subject to amortization was approximately $512,000 and $1,236,000 for the three- and nine- month periods ended December 31, 2020, respectively, and $373,000 and $872,000 for the three- and nine- month periods ended December 31, 2019, respectively. Approximately $136,000 and $400,000 of the intangible asset amortization was recorded to cost of revenues and approximately $376,000 and $836,000, was recorded to amortization expense for the three- and nine- month periods ended December 31, 2020, respectively, in the unaudited condensed consolidated statements of operations. Approximately $143,000 and $345,000 of the intangible asset amortization was recorded to cost of revenues and approximately $230,000 and $527,000 was recorded to amortization expense for the three- and nine- month periods ended December 31, 2019, respectively, in the unaudited condensed consolidated statements of operations.
As of December 31, 2020, future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2021	$796
2022	3,186
2023	2,961
2024	2,731
2025	2,294
Thereafter	2,954
$14,922
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Nine Months Ended December 31,
	2020	2019
	(In thousands)
Balance at beginning of fiscal year	$416	$461
Additions charged to cost of sales	438	460
Warranty claims	(284)	(436)
Balance at end of reporting period	$570	$485

Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(261)	$(1,252)	$876	$(2,840)
Net income (loss) from discontinued operations, net of tax	49	(816)	9,673	(2,987)
Net income (loss)	$(212)	$(2,068)	$10,549	$(5,827)
Denominator:
Weighted average common shares used in basic computation	41,212	40,593	40,978	38,466
Dilutive stock options	—	—	565	—
Weighted average common shares used in diluted computation	41,212	40,593	41,543	38,466
Basic:
Net income (loss) per share from continuing operations:	$(0.01)	$(0.03)	$0.02	$(0.07)
Net income (loss) per share from discontinued operations:	$0.00	$(0.02)	$0.24	$(0.08)
Net income (loss) per basic share	$(0.01)	$(0.05)	$0.26	$(0.15)
Diluted:
Net income (loss) per share from continuing operations:	$(0.01)	$(0.03)	$0.02	$(0.07)
Net income (loss) per share from discontinued operations:	$0.00	$(0.02)	$0.23	$(0.08)
Net income (loss) per diluted share	$(0.01)	$(0.05)	$0.25	$(0.15)
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Stock options	3,478	6,196	3,085	5,432
Restricted stock units	126	419	147	327
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

On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics segment for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the operations and business. The Company earned approximately $46,000 and $130,000 in income and incurred approximately $20,000 and $47,000 in costs associated with the TSA for the three- and nine- month periods ended December 31, 2020, respectively, which were included in income (loss) from discontinued operations on the unaudited condensed consolidated statement of operations.
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

The results of operations for the Agriculture and Weather Analytics segment were included in net income (loss) from discontinued operations on the Company's unaudited condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Service revenue	$—	$1,997	$695	$4,732
Cost of service revenues	—	691	349	1,898
Gross profit	—	1,306	346	2,834

Operating expenses:
Selling, general and administration	6	907	752	2,679
Research and development	—	1,215	407	3,142
Restructuring charges	—	—	837	—
Total operating expenses	6	2,122	1,996	5,821
Operating loss from discontinued operations	(6)	(816)	(1,650)	(2,987)
Other income, net	24	—	51	—
Income (loss) from discontinued operation before income tax	18	(816)	(1,599)	(2,987)
Income tax (benefit) expense	47	—	(47)	—
Net income (loss) from discontinued operations	65	(816)	(1,646)	(2,987)
Gain on disposal of discontinued operations before income tax	—	—	11,315	—
Income tax expense (benefit) on gain on disposal	(16)	—	4	—
Gain on disposal of discontinued operations after income tax	(16)	—	11,319	—
Net income (loss) from discontinued operations	$49	$(816)	$9,673	$(2,987)
The following table provides information on the gain recorded on the sale of the Agriculture and Weather Analytics segment for the three- and nine- month periods ended December 31, 2020. These amounts reflect the closing balance sheet of the Agriculture and Weather Analytics segment upon the closing of the sale on May 5, 2020 (in thousands).

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
There were no restructuring and severance costs for the three months ended December 31, 2020. The following table presents the restructuring and severance costs for our reportable segments, as well as corporate expenses, for the nine months ended December 31, 2020. (in thousands):

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Corporate	Total
Severance and benefits	$110	$43	$524	$428	$1,105
Lease impairment and other costs	—	—	313	38	351
Total restructuring and severance costs	$110	$43	$837	$466	$1,456
During the nine months ended December 31, 2020, approximately $619,000 of the restructuring costs were recorded to restructuring charges in the unaudited condensed consolidated statements of operations, and approximately $837,000 of the restructuring costs were recorded to loss from discontinued operations in the unaudited condensed consolidated statements of operations.
As of December 31, 2020, we have accrued approximately $168,000 for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed consolidated balance sheet. Our restructuring activities during the three- and nine- month periods ended December 31, 2020 were as follows (in thousands):

Balance at March 31, 2020	$—
Charged to expenses	1,105
Cash payments	(661)
Balance at June 30, 2020	$444
Cash payments	(197)
Balance at September 30, 2020	$247
Cash payments	(79)
Balance at December 31, 2020	$168

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
We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2020 or March 31, 2020. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at December 31, 2020 and March 31, 2020.

The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of December 31, 2020
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Level 1:
Money market funds	$7,218	$—	$—	$7,218
Subtotal	7,218	—	—	7,218
Level 2:
Commercial paper	1,200	—	—	1,200
Corporate notes and bonds	1,241	—	—	1,241
US Treasuries	5,699	—	—	5,699
Subtotal	8,140	—	—	8,140
Total	$15,358	$—	$—	$15,358

	As of March 31, 2020
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Level 1:
Money market funds	$10,576	$(1)	$—	$10,575
Subtotal	10,576	(1)	—	10,575
Level 2:
Commercial paper	1,495	(1)	—	1,494
Corporate notes and bonds	6,044	(22)	—	6,022
US Treasuries	3,013	—	20	3,033
US Government agencies	1,007	—	—	1,007
Subtotal	11,559	(23)	20	11,556
Total	$22,135	$(24)	$20	$22,131
Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2020.
6.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax (benefit) expense for the three- and nine- month periods ended December 31, 2020 was approximately $(7,000) and $55,000, or (4.5)% and 5.3%, respectively, of pre-tax income as compared with an expense of approximately $9,000 and $35,000, or 0.4% and 0.6% of pre-tax loss for the three- and nine- month periods ended December 31, 2019, respectively.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As we have experienced a cumulative pre-tax loss over the trailing three years, we continue to maintain a valuation allowance against our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2020. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of December 31, 2020.
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
The table below presents lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet as follows:

	Classification	December 31, 2020
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$11,760
Operating lease right-of-use-assets - discontinued operation	Asset held for sales - noncurrent	96
Total operating lease right-of-use-assets		$11,856

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$2,107
Operating lease liabilities (short-term) - discontinued operation	Liabilities held for sales - current	98
		$2,205
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	10,507
Operating lease liabilities (long-term) - discontinued operation	Liabilities held for sales - noncurrent	310
		10,817
Total lease liabilities		$13,022

Lease Costs
We recorded approximately $688,000 and $2.0 million of lease costs in on our unaudited condensed consolidated statements of operations for the three- and nine- month periods ended December 31, 2020 as compared to approximately $654,000 and $1.9 million for the three- and nine- month periods ended December 31, 2019, respectively. The Company currently has no variable lease costs. The Company recorded $27,000 and $74,000 of sublease income for the three- and nine- month periods ended December 31, 2020, respectively, which was included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.
Supplemental Information
The table below presents supplemental information related to operating leases during the nine months ended December 31, 2020 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,079
Right-of-use assets obtained in exchange for new operating lease liabilities	$533
Weighted average remaining lease term (in years)	6.2
Weighted average discount rate	5.0%
Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2020 were as follows:

Fiscal Year Ending March 31,	Operating Leases	Sublease Income	Net Operating Lease
(In thousands)
2021	$745	$28	$717
2022	2,700	9	2,691
2023	2,457		2,457
2024	2,290		2,290
2025	2,072		2,072
Thereafter	4,896		4,896
Total lease payments	15,160	$37	$15,123
Less imputed interest	(2,138)
Present value of future lease payments	13,022
Less current obligations under leases	(2,205)
Long-term lease obligations	$10,817

9.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At December 31, 2020, there were approximately 842,000 shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.8 million as of December 31, 2020.

Stock Options
A summary of activity with respect to our stock options for the nine months ended December 31, 2020 is as follows:

	Options	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2020	5,934	$3.99
Granted	736	4.80
Exercised	(462)	2.80
Forfeited	(381)	4.85
Options outstanding at December 31, 2020	5,827	4.11
Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2020 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2020	404	$5.16
Granted	147	4.56
Vested	(123)	5.18
Forfeited	(6)	5.52
RSUs outstanding at December 31, 2020	422	4.94
Performance Stock Units
On June 30, 2020, the Company granted a total "target" number of 61,000 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2020	—	$—
Granted	61	5.47
PSUs outstanding at December 31, 2020	61	5.47

Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Cost of revenues	$55	$29	$148	$96
Selling, general and administrative expense	656	512	1,803	1,627
Research and development expense	29	20	78	56
Restructuring costs	—	—	42	—
Income (loss) from discontinued operations before gain on sale, net of tax	—	93	(57)	270
Total stock-based compensation	$740	$654	$2,014	$2,049
As of December 31, 2020, there was approximately $4.9 million, $1.4 million and $37,000 of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.9 years for stock options, 2.1 years for RSUs and 0.2 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. During the three months ended December 31, 2020 and 2019, 0 and 42,944 shares were purchased, respectively. During the nine months ended December 31, 2020 and 2019, 41,679 and 91,383 shares were purchased, respectively. The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.
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
Employment Inducement Incentive Award Plan
On December 4, 2020, the Board of Directors (the “Board”) of the Company approved the Iteris, Inc. 2020 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Omnibus Incentive Plan with the exception that incentive stock options may not be granted under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Board has initially reserved 300,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, and only if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
There were no awards granted under the Inducement Plan during the three months ended December 31, 2020.
10.Stock Repurchase Program
On August 9, 2012, our Board of Directors approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three- and nine- month periods ended December 31, 2020 and 2019, we did not repurchase any shares. From inception of the 2012 stock repurchase program through December 31, 2020, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of December 31, 2020, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of December 31, 2020, approximately $1.7 million remains available for the repurchase of our common stock under our current program.
11.Acquisitions
AGI Acquisition
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
TrafficCast Acquisition
On December 7, 2020, the Company completed the acquisition of the assets of TrafficCast, a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to media, mobile technology, automotive and public sector customers throughout North America. Under the Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the Business and assumed certain specified liabilities of the Business.

The aggregate acquisition-date fair value of the consideration transferred totaled approximately $17.7 million, which consisted of the following:

Consideration Transferred	Fair Value
(in thousands)
Cash	$15,000
Security hold back	1,000
Acquisition-related liabilities	1,075
Contingent consideration	600
Total	$17,675
The security hold back relates to amounts held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, and is included in other long-term liabilities on the unaudited condensed consolidated balance sheets. Acquisition-related liabilities include customary post-closing adjustments, as well as short term liabilities related to certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services. These items are included in accrued liabilities on the unaudited condensed consolidated balance sheets. Contingent consideration relates to a $1,000,000 earn out, that if earned, will be paid over two years based on the Business’ achievement of certain revenue targets. This item is included in other long-term liabilities on the unaudited condensed consolidated balance sheets.
TrafficCast operates two lines of business – commercial and public sector – each of which contributes about 50% of total revenue. Its commercial line of business develops software that collects, filters, and models real-time traveler information and traffic incident data for global media companies and other commercial customers. Its public sector line of business provides sensors and related software that help state and local agencies measure, visualize, and manage traffic flow. The management team has deep experience in traffic management systems, traffic flow theory and probe data technologies, as well as mobile services, digital content and media marketing. The commercial line of business is presented in the results of the Transportation Systems segment, while the public sector line of business is presented in the results of the Roadway Sensors segment. Since the date of acquisition, TrafficCast contributed approximately $659,000 of service revenue and approximately $141,000 of product revenue, as well as approximately $151,000 of net loss.
The acquisition of TrafficCast has been accounted for as a business combination. We estimated the preliminary fair values of net assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The fair values of net assets acquired were based upon preliminary valuations. Given the timing of the acquisition, specifically its close proximity to quarter end, we are still finalizing the fair value estimates for certain intangible assets. Our estimates and assumptions reflected in such preliminary valuations are subject to change within the measurement period (up to one year from the acquisition date). We expect to continue to obtain information to assist in determining the fair values of the net assets and deferred income taxes acquired during the measurement period.
The following tables summarize the preliminary purchase price allocation (in thousands) as of December 7, 2020:

Trade accounts receivable	$2,087
Unbilled accounts receivable	596
Inventories	896
Right-of-use assets	193
Property and equipment	233
Intangible assets	9,500
Goodwill	7,758
Other assets	242
Total assets acquired	21,505
Accounts payable	1,045
Deferred revenue	2,460
Lease liabilities	193
Other liabilities	132
Total liabilities assumed	3,830
Total purchase price	$17,675

The fair values of the TrafficCast assets and liabilities noted above approximate their carrying values at December 7, 2020. There was no difference between the fair value of trade accounts receivables and the gross contractual value of those receivables. There are no contractual cash flows related to these receivables that are not expected to be collected. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of TrafficCast is included within the Company’s Roadway Sensors and Transportation Systems reporting units and will be included in the annual review for impairment. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationship and developed technology, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company used the replacement cost method with consideration of opportunity costs to estimate the fair value of the technology. The fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value.
The following table presents the fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$5,800	7
Technology	3,700	4
Total intangible assets assumed	$9,500
Acquisition-Related Costs
In connection with the acquisition of AGI, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock units at $5.22 per share, and $570,000 in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition. For the three- and nine- month periods ended December 31, 2020, the Company recorded approximately $174,000 and $526,000, as compared to $328,000 and $653,000 for three- and nine- month periods ended December 31, 2019, respectively, as stock-based compensation and salaries expense to selling, general and administrative expense in the unaudited condensed consolidated statements of operations, related to these bonuses.
In connection with the acquisition of TrafficCast, the Company recorded approximately $285,000 for the three- and nine- month periods ended December 31, 2020 of acquisition related professional fees recorded to selling, general and administrative expense, in the unaudited condensed consolidated statements of operations.
Pro Forma Financial Information

The following pro forma information presents the consolidated results of operations of the Company, AGI and TrafficCast for the three- and nine- month periods ended December 31, 2020 and three- and nine- months ended December 31, 2019, as if the acquisition of AGI had been completed on April 1, 2018 and the acquisition of TrafficCast had been completed on April 1, 2019. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets and increased salaries expense related to the retention bonuses. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company, AGI and TrafficCast. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of AGI occurred as of April 1, 2018 and the acquisition of TrafficCast occurred as of April 1, 2019, nor are they intended to represent or be indicative of future results of operations:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
	(In thousands, except per share amounts)
Pro forma revenue	$30,537	$30,881	$94,770	$91,738
Pro forma net income (loss) from continuing operations	$(461)	$(2,238)	$417	$(5,668)

Pro forma net income (loss) per share from continuing operations:
Basic	$(0.01)	$(0.06)	$0.01	$(0.15)
Diluted	$(0.01)	$(0.06)	$0.01	$(0.15)
12.Business Segment Information
We currently operate in two reportable segments: Roadway Sensors and Transportation Systems.
The Roadway Sensors segment provides various advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadway Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, the Vantage, VantageLive!, Vantage Next, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. Our Roadway Sensors segment also includes the sale of original equipment manufacturer (“OEM”) products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets. The Roadway Sensors segment also includes the public sector operations of TrafficCast beginning December 7, 2020 (see Note 11, Acquisitions).
The Transportation Systems segment provides engineering and consulting services, managed services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement and commercial vehicle operations, as well as provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes: Iteris Signal Performance Measures ("SPM"); our advanced traveler information system solution ClearRoute, our performance analytics solution ClearGuide; and our commercial vehicle operations and vehicle safety compliance platforms known as CVIEW-Plus, CheckPoint, UCRLink and inspect. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 as well as the commercial operations of TrafficCast beginning December 7, 2020 (see Note 11, Acquisitions).
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

The following table sets forth selected unaudited condensed consolidated financial information for our reportable segments for the three- and nine- month periods ended December 31, 2020 and 2019:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Three Months Ended December 31, 2020
Product revenues	$13,966	$2,414	$16,380
Service revenues	97	11,693	11,790
Total revenues	14,063	14,107	28,170
Segment income	2,702	1,979	4,681
Three Months Ended December 31, 2019
Product revenues	11,351	1,609	12,960
Service revenues	72	13,705	13,777
Total revenues	11,423	15,314	26,737
Segment income	1,487	2,669	4,156

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Nine Months Ended December 31, 2020
Product revenues	$41,252	$5,787	$47,039
Service revenues	337	38,050	38,387
Total revenues	41,589	43,837	85,426
Segment income	8,896	6,538	15,434
Nine Months Ended December 31, 2019
Product revenues	36,602	4,670	41,272
Service revenues	184	37,034	37,218
Total revenues	36,786	41,704	78,490
Segment income	6,043	6,177	12,220
The following table reconciles total segment income to unaudited condensed consolidated operating income (loss) from continuing operations before income taxes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Segment income:
Total income from reportable segments	$4,681	$4,156	$15,434	$12,220
Unallocated amounts:
Corporate expenses	(4,329)	(5,208)	(12,873)	(14,129)
Amortization of intangible assets	(376)	(230)	(836)	(527)
Restructuring charges	—	—	(619)	—
Acquisition costs	(285)	(71)	(285)	(667)
Operating (loss) income	$(309)	$(1,353)	$821	$(3,103)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plan(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, the status of our facilities and product development, the impact of the acquisition of Albeck Gerken, Inc., the impact of the sale of our Agriculture and Weather Analytics segment, and the impact of the acquisition of substantially all of the assets of TrafficCast International, Inc. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Municipalities, government agencies, and other transportation infrastructure providers use our solutions to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive.
Recent Developments
Impact of COVID-19 on Our Business

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than nine months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. While there has been no material impact to our business, nor any facility closures, during the first nine months of Fiscal 2021, we did experience some work delays due to the Pandemic. Should such delays become protracted or worsen or should longer term budgets or priorities of our clients be impacted, the Pandemic could materially impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the responses of governments, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of this report.
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

On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. For more information, refer to Note 6, Income Taxes, to our Unaudited Condensed Consolidated Financial Statements, including in Part I, Item 1 of this report.
The Pandemic has had an impact on the Company’s human capital. While our main Santa Ana facility has remained open as our business is considered essential under the criteria specified by the State of California, “stay-at-home” orders and Pandemic restrictions imposed by local and state authorities have forced the majority of our employees to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe that our system of internal control over financial reporting has not been fundamentally altered and that the effectiveness of the design and operation of internal controls remained materially consistent during the three- and nine- month periods ended December 31, 2020. Additionally, we have been able to timely file financial reports. We believe we have the infrastructure to efficiently work remotely during the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.
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
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics segment for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the business operations. The Company earned $46,000 and $130,000 in income and incurred $20,000 and $47,000 in costs associated with the TSA for the three- and nine- month periods ended December 31, 2020, respectively, which was included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast” or "TCI"), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “Business”). The transaction closed on December 7, 2020.

Under the Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the Business and assumed certain specified liabilities of the Business in exchange for a total purchase price of up to $17,000,000, with $15,000,000 paid in cash on the closing date, $1,000,000 held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, and a $1,000,000 earn out, that if earned, will be paid over two years based on the Business’ achievement of certain revenue targets. The Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the Business at closing (see Note 11, Acquisitions).

The parties also entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the Business uses to support its real-time and predictive travel data and associated content.
TrafficCast operates two lines of business – commercial and public sector – each of which contributes about 50% of total revenue. Its commercial line of business develops software that collects, filters, and models real-time traveler information and traffic incident data for global media companies and other commercial customers. Its public sector line of business provides sensors and related software that help state and local agencies measure, visualize, and manage traffic flow. The commercial line of business is presented in the results of the Transportation Systems segment, while the public sector line of business is presented in the results of the Roadway Sensors segment. Once integrated in early fiscal year 2022, TrafficCast’s market-leading software and IoT devices, as well as its data ingestion, data science and analytics solutions, will enhance Iteris’ suite of smart mobility infrastructure management solutions.
Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was approximately $1.5 million and $5.7 million for the three- and nine- month periods ended December 31, 2020 as compared to approximately $512,000 and $1.6 million for the three- and nine- month periods ended December 31, 2019, respectively.
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
The following financial items have been added back to or subtracted from our net income when calculating Adjusted EBITDA:
•Interest expense. Iteris excludes interest expense because it does not believe this item is reflective of ongoing business and operating results. This amount may be useful to investors for determining current cash flow.
•Income tax. This amount may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business.
•Depreciation. Iteris excludes depreciation expense primarily because it is a non-cash expense. These amounts may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations.
•Amortization. Iteris incurs amortization of intangible assets in connection with acquisitions. Iteris also incurs amortization related to capitalized software development costs. Iteris excludes these items because it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights.
•Stock-based compensation. These expenses consist primarily of expenses from employee and director equity based compensation plans Iteris excludes stock-based compensation primarily because they are non-cash expenses and Iteris believes that it is useful to investors to understand the impact of stock-based compensation to its results of operations and current cash flow.
•Restructuring charges. These expenses consist primarily of employee separation expenses, facility termination costs, and other expenses associated with Company restructuring activities. Iteris excludes these expenses as it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance.
•Acquisition costs. In connection with its business combinations, Iteris incurs professional service fees, changes to the fair value of contingent consideration, and other direct expenses. Iteris excludes such items as they are related to acquisitions and have no direct correlation to the operation of Iteris’ business. These amounts may be useful to our investors in evaluating our core operating performance.
•Executive severance and transition costs. Iteris excludes executive severance and transition costs because it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Net (loss) income from continuing operations	$(261)	$(1,252)	$876	$(2,840)
Income tax (benefit) expense	(7)	9	55	35
Depreciation expense	183	197	551	576
Amortization expense	512	373	1,236	872
Stock-based compensation	740	561	2,071	1,779
Other adjustments:
Restructuring charges	—	—	619	—
Acquisition costs	285	71	285	667
Executive severance and transition costs	$—	$553	$—	$553
Adjusted EBITDA	$1,452	$512	$5,693	$1,642
Percentage of total revenues	5.2%	1.9%	6.7%	2.1%

Business Segments
We currently operate in two reportable segments: Roadway Sensors and Transportation Systems.
The Roadway Sensors segment provides advanced detection sensors and systems for traffic intersection management, that collectively comprise our family of Vantage sensors, as well as communication systems and roadway traffic data collection applications that complement our Vantage sensor products. The Vantage product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, Vantage, VantageLive!, Vantage Next, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. In select territories, our Roadway Sensors segment also sells OEM products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets. The Roadway Sensors segment also includes the public sector operations of TrafficCast beginning December 7, 2020 (see Note 11, Acquisitions, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for further details on the acquisition of TrafficCast).
The Transportation Systems segment includes engineering and consulting services, managed services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the ITS industry. Our Transportation Systems services include planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement and commercial vehicle operations, as well as provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 as well as the commercial operations of TrafficCast beginning December 7, 2020 (see Note 11, Acquisitions, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for further details on the acquisitions of AGI and TrafficCast). The Transportations Systems segment product line includes: Iteris Signal Performance Measures ("SPM"), Iteris ClearGuide, our performance measurement and analytics solution; our advanced traveler information system solution ClearRoute; and our commercial vehicle operations and vehicle safety compliance platforms known as ClearFleet, CVIEW-Plus, CheckPoint, UCRLink and Inspect.
See Note 12, Business Segment Information, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for further details on our reportable segments.

Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves and other contingencies, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of inventories, the valuation of purchased intangible assets and goodwill, the valuation of investments, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate stock-based compensation. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.
Analysis of Quarterly Results from Continuing Operations
Total Revenues. Total revenues are comprised of sales from our Roadway Sensors and Transportation Systems segments.
The following tables present our total revenues for the three- and nine- month periods ended December 31, 2020 and 2019:

	Three Months Ended December 31,		$ Increase (decrease)	% Change
	2020	2019
	(In thousands, except percentages)
Product revenues	$16,380	$12,960	$3,420	26.4%
Service revenues	11,790	13,777	(1,987)	(14.4)%
Total revenues	$28,170	$26,737	$1,433	5.4%

	Nine Months Ended December 31,		$ Increase (decrease)	% Change
	2020	2019
	(In thousands, except percentages)
Product revenues	$47,039	$41,272	$5,767	14.0%
Service revenues	38,387	37,218	1,169	3.1%
Total revenues	$85,426	$78,490	$6,936	8.8%
Product revenues primarily consist of Roadway Sensors product sales, but also include OEM products for the traffic signal markets, as well as Transportation Systems third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended December 31, 2020 increased 26.4% to $16.4 million, as compared to $13.0 million in the corresponding period in the prior year, primarily due to an increase of approximately $2.4 million in the sales of our core Roadway Sensors video detection products, an increase of approximately $746,000 in Transportation Systems third-party product sales for installation under certain construction-type contracts and the addition of TrafficCast public sector product sales.

Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment. Service revenues for the three months ended December 31, 2020 decreased 14.4% to $11.8 million, compared to $13.8 million in the corresponding period in the prior year, due to an approximately $2.4 million reduction in subcontractor revenue in our Transportation Systems segment. This reduction was primarily due to supply chain and logistic issues attributable to the Pandemic, experienced by a group of third-party subcontractors. This reduction was partially offset by the addition of revenues from the TrafficCast commercial business.
Total revenues for the three months ended December 31, 2020 increased 5.4% to $28.2 million, compared to $26.7 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 23.1% increase in Roadway Sensors revenues, offset by approximately 7.9% decrease in Transportation Systems revenues.
Product revenues for the nine months ended December 31, 2020 increased 14% to $47 million, as compared to $41.3 million in the corresponding period in the prior year, primarily due to an increase in the core Roadway Sensor product sales, an increase in Transportation System third-party product sales for installation under certain construction-type contracts as well as the addition of TrafficCast public sector product sales. These increases were partially offset by a decrease in unit sales from our distribution in Texas of certain OEM products for the traffic intersection market.
Service revenues for the nine months ended December 31, 2020 increased 3.1% to $38.4 million, compared to $37.2 million in the corresponding period in the prior year, primarily due to an increase of approximately $1.5 million in revenues from our Florida market as well as revenue from the TrafficCast commercial business.
Total revenues for the nine months ended December 31, 2020 increased 8.8% to $85.4 million, compared to $78.5 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 5.1% increase in Transportation Systems revenues, an approximate 13.1% increase in Roadway Sensors revenues.
Roadway Sensors revenues for the three months ended December 31, 2020 increased approximately $2.6 million or 23.1% to $14.1 million, compared to $11.4 million in the corresponding period in the prior year, primarily due to higher sales from our core video detection products, slightly higher unit sales from our distribution in Texas of certain OEM products for the traffic intersection market by approximately $42,000 or 3.5%, to approximately $1.3 million, and the addition of revenues from the TrafficCast public sector business.
Roadway Sensors revenues for the nine months ended December 31, 2020 increased approximately $4.8 million or 13.1% to $41.6 million, compared to $36.8 million in the corresponding period in the prior year, primarily due to an increase of approximately $5.4 million in sales from our core video detection products, as well as the addition of revenues from the TrafficCast public sector business, offset by lower unit sales from our distribution in Texas of certain OEM products for the traffic intersection market, which decreased by approximately $807,000 or 18.4%, to approximately $3.6 million. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products in Texas by providing a more comprehensive suite of traffic solutions for our customers. Roadway Sensors added approximately $13.7 million and $43.7 million of new bookings, or potential revenue under binding agreements, during the three- and nine- months ended December 31, 2020. Roadway Sensors backlog increased to approximately $12.9 million as of December 31, 2020, compared to approximately $6.7 million as of December 31, 2019. Going forward, we plan to grow revenues by focusing on our core domestic traffic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.
Transportation Systems revenues for the three months ended December 31, 2020 decreased approximately $1.2 million or 7.9% to $14.1 million, compared to $15.3 million in the corresponding period in the prior year, due to an approximately $2.4 million reduction in subcontractor revenue. This reduction was primarily due to supply chain and logistic issues attributable to the Pandemic, experienced by a group of third-party subcontractors. This reduction was partially offset by the addition of revenues from the TrafficCast commercial business.
Transportation Systems revenues for the nine months ended December 31, 2020 increased approximately $2.1 million or 5.1% to $43.8 million, compared to $41.7 million in the corresponding period in the prior year, primarily due to an increase of approximately $1.5 million in revenues from our Florida market as well as revenues from the TrafficCast commercial business. Transportation Systems added approximately $6.8 million and $45.1 million of new bookings during the three- and nine- months ended December 31, 2020. Transportation Systems backlog increased to approximately $64.0 million as of December 31, 2020, compared to approximately $56.1 million as of December 31, 2019. We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with key agencies related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of subcontractor revenue and third-party product sales will likely affect the related total gross profit from period to period, as total revenues derived from subcontractors and third-party product sales generally have lower gross margins than revenues generated by our own direct labor.
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
Gross Profit
The following tables present details of our gross profit for the three- and nine- months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		$ Increase	% Change
	2020	2019
	(In thousands, except percentages)
Product gross profit	$7,967	$6,380	$1,587	24.9%
Service gross profit	3,683	4,253	(570)	(13.4)%
Total gross profit	$11,650	$10,633	$1,017	9.6%

Product gross margin as a % of product revenues	48.6%	49.2%
Service gross margin as a % of service revenues	31.2%	30.9%
Total gross margin as a % of total revenues	41.4%	39.8%

	Nine Months Ended December 31,		$ Increase	% Change
	2020	2019
	(In thousands, except percentages)
Product gross profit	$21,213	$18,646	$2,567	13.8%
Service gross profit	12,663	12,249	414	3.4%
Total gross profit	$33,876	$30,895	$2,981	9.6%

Product gross margin as a % of product revenues	45.1%	45.2%
Service gross margin as a % of service revenues	33.0%	32.9%
Total gross margin as a % of total revenues	39.7%	39.4%
Our product gross margin for the three months ended December 31, 2020 decreased approximately 60 basis points, as compared to the corresponding period in the prior year, primarily due to lower margin from our Transportation System third party product sales for installation under certain construction-type contracts that we classify as product sales. Our product gross margin for the nine months ended December 31, 2020 was consistent with the corresponding period in the prior year.
Our service gross margin for the three months ended December 31, 2020 increased approximately 30 basis points as compared to the corresponding period in the prior year, primarily due to the decrease in subcontractor revenue mix in our Transportation Systems segment as less of these services were incurred during the period. Subcontractor services and products generally result in lower gross margins than our own direct labor. Our service gross margin for the nine months ended December 31, 2020 was consistent with the corresponding period in the prior year.
Our total gross margin for the three- and nine- months ended December 31, 2020 increased approximately 160 and 30 basis points, respectively, as compared to the corresponding periods in the prior year, primarily as a result of the revenue mix between our segments.

Selling, General and Administrative Expense
Selling, general and administration expense for the three months ended December 31, 2020 decreased approximately 3.7% to $10.1 million, compared to $10.5 million for the three months ended December 31, 2019. Selling, general and administration expense for the nine months ended December 31, 2020 decreased approximately 7.4% to $28.1 million, compared to $30.4 million for the nine months ended December 31, 2019. The decrease in both periods is primarily due to a decrease in bid and proposal activities in the Transportations Systems segment driven by the timing and size of certain opportunities in the current period compared with the same period a year ago.
Research and Development Expense
Research and development expense for the three months ended December 31, 2020 was approximately $1.4 million, which was relatively consistent with the prior period expense of $1.2 million for the three months ended December 31, 2019. Research and development expense for the nine months ended December 31, 2020 increased approximately 11.8% to $3.5 million, compared to $3.1 million for the nine months ended December 31, 2019.
We plan to continue to invest in the development of further enhancements and functionality of our Iteris ClearMobility Platform which includes among other things the software offerings in our Transportation Systems segment, as well as our Vantage products family in our Roadway Sensors segment.
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
Amortization of Intangible Assets
Amortization of intangible assets was approximately $376,000 and $230,000 for the three months ended December 31, 2020 and 2019, respectively. Amortization of intangible assets was approximately $836,000 and $527,000 for the nine months ended December 31, 2020 and 2019, respectively. The increase was primarily due to amortization related to intangible assets acquired as part of the AGI and TrafficCast acquisitions.
Interest Income
Interest income was approximately $11,000 and $67,000 for the three months ended December 31, 2020 and 2019, respectively. Interest income was approximately $108,000 and $148,000 for the nine months ended December 31, 2020 and 2019, respectively.
Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax (benefit) expense for the three- and nine- months ended December 31, 2020 was approximately $(7,000) and $55,000, or (4.5)% and 5.3%, respectively, of pre-tax income as compared with an expense of approximately $9,000 and $35,000, or 0.4% and 0.6% of pre-tax loss for the three- and nine- months ended December 31, 2019, respectively.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As we have experienced a cumulative pre-tax loss over the trailing three years, we continue to maintain a valuation allowance against our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2020. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of December 31, 2020.
Liquidity and Capital Resources
Liquidity Outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of December 31, 2020, we had cash and cash equivalents totaling approximately $14.4 million, and short-term investments of $8.1 million, resulting in a total liquidity position of approximately $22.5 million. We do not have a revolving credit facility. Our cash position will also be impacted by any capital expenditures or acquisitions we complete in the future.
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
At December 31, 2020, we had $33.4 million in working capital, excluding current assets and liabilities held for sale, which included $14.7 million in cash, cash equivalents and restricted cash, as well as $8.1 million in short-term investments. This compares to working capital of $33.9 million at March 31, 2020, excluding current assets and liabilities held for sale, which included $14.4 million in cash, cash equivalents and restricted cash, as well as $11.6 million in short-term investments.
Operating Activities. Net cash provided by operating activities of our continuing operations for the nine months ended December 31, 2020 of $3.3 million was primarily the result of $5.0 million in non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization coupled with our net income from continuing operations of approximately $0.9 million. This was offset by approximately $2.5 million from changes in working capital. Net cash used in operating activities from discontinued operations was $1.6 million.
Net cash provided by operating activities of our continuing operations for the nine months ended December 31, 2019 was primarily the result of our net loss of approximately $2.8 million, coupled with approximately $1.5 million from changes in working capital, offset by approximately $4.8 million in noncash items for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. Net cash used in operating activities from discontinued operations was $2.8 million.
Investing Activities. Net cash used in investing activities of our continuing operations during the nine months ended December 31, 2020 was primarily the result of purchases of approximately $23.7 million of short-term investments, approximately $15.0 million in cash paid for the TrafficCast acquisition, approximately $395,000 of property and equipment purchases, and approximately $592,000 of capitalized software development costs, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $27.0 million in proceeds from the sale and maturity of short-term investments. Net cash provided by investing activities from discontinued operations was $9.7 million.
Net cash used in investing activities of our continuing operations during the nine months ended December 31, 2019 was primarily the result of approximately $26.9 million purchases of short-term investments and approximately $335,000 of property and equipment purchases as well as $5.6 million in net cash paid for the AGI acquisition, coupled with approximately $548,000 of capitalized software development costs, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $11.7 million in proceeds from the sale and maturity of short-term investments.
Financing Activities. Net cash provided by financing activities of our continuing operations during the nine months ended December 31, 2020 was the result of approximately $1,334,000 and $188,000 of cash proceeds from the exercises of stock options and purchase of ESPP shares, respectively.
Net cash provided by financing activities of our continuing operations during the nine months ended December 31, 2019 was the result of approximately $26.8 million of net proceeds from the issuance of common stock in connection with the public offering. In addition, there was $376,000 of cash proceeds from the purchase of ESPP shares and approximately $90,000 of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements at December 31, 2020.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). The Company acquired substantially all the assets of TrafficCast International, Inc. on December 7, 2020. Management excluded TrafficCast from its evaluation as of the end of the period covered by this report. TrafficCast's total assets excluded from this evaluation was approximately $3.0 million, representing 2% of the Company's consolidated total assets as of December 31, 2020, and TrafficCast's total revenue of approximately $800,000 represented 1% of the Company's consolidated revenue for the nine month period ended December 31, 2020.
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

Acquisitions of companies or technologies, including our acquisition of AGI and our acquisition of substantially all of the assets of TCI, may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention.

We completed the acquisition of AGI in July 2019 and completed the acquisition of substantially of the assets of TrafficCast on December 7, 2020. We plan to continue to explore acquiring additional complementary businesses, products, services, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:

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
For the three- and nine- month periods ended December 31, 2020, the Company did not repurchase any shares. From inception of the 2012 program in August 2012 through December 31, 2020, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of December 31, 2020, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of December 31, 2020, approximately $1.7 million remains available for the repurchase of our common stock under our current program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
2.1	Asset Purchase Agreement, dated May 2, 2020, by and among Iteris, Inc., ClearAg, Inc., and DTN, LLC*	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2020

10.1	Asset Purchase Agreement dated December 6, 2020, by and between Iteris, Inc. and TrafficCast International, Inc.*	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.2	2020 Employment Inducement Incentive Award Plan	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.3	Form of Notice Grant of Stock Option and Form of Stock Option Agreement for use with 2020 Employment Inducement Incentive Plan	Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.4	Form of Restricted Stock Unit Issuance Agreement for use with 2020 Employment Inducement Incentive Award Plan	Exhibit 10.4 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.5	Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Filed herewith

10.6	Form of Restricted Stock Unit Issuance Agreement for use with the Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020.	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	Filed herewith
___________________________________
*    Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2021	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)