Form 10-K
period 2021-03-31
ITERIS, INC.
filed 2021-06-01
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2020 was approximately $168,470,533. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 28, 2021, there were 41,847,838 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2021
Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries, including ClearAg, Inc., and Albeck Gerken, Inc. BlueARGUS™, BlueTOAD®, CheckPoint™, ClearGuide™, ClearFleet™, ClearMobility™, ClearRoute™, ClearPath 511®, CVIEW-Plus™, Edge®, EdgeConnect™, inspect™, iPeMS®, Iteris®, Iteris SPM®, Next®, P10™, P100™, P-Series™, PedTrax®, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator®, SmartSpan®, Spectra™, SPM™ (logo), TrafficCarma™, UCRLink™, Vantage®, VantageLive!®, Vantage Next®, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity® and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "intend(s)," "plan(s)," "should," "will," "may," "anticipate(s)," "estimate(s)," "could," "should," and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, impact of planned acquisitions and dispositions, the Company's strategy for growth, competition, the impact of the outbreak of a novel strain of coronavirus, COVID-19, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, and the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in "Risk Factors" set forth in Part I, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. BUSINESS
Overview
Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions. Our solutions enable public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive.
As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service ("SaaS") offerings, specialized consulting services and end-to-end solutions delivered as cloud-enabled managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States ("U.S.") and internationally.
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
We continue to make significant investments to leverage our existing technologies and further expand our advanced detection sensors, transportation performance analytics systems, and specialized consulting services and cloud-enabled managed services in the smart mobility infrastructure management market, and we are always exploring strategic alternatives intended to optimize the value of all of our Company.
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
Recent Developments
COVID-19 Update
The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than 12 months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. While there has been no material impact to our business during the fiscal year ended March 31, 2021 (“Fiscal 2021”), we did experience some work delays due to the Pandemic. Should such conditions become protracted or worsen or should longer-term budgets or priorities of our clients be impacted, the Pandemic could negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, the Company has taken certain actions to preserve its liquidity, manage cash flow and strengthen its financial flexibility. Such actions include, but are not limited to, reducing discretionary spending, reducing capital expenditures, implementing restructuring activities, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts (see Note 4, Restructuring Activities, to the Consolidated Financial Statements).
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration (see Note 6, Income Taxes, to the Consolidated Financial Statements).
The Company assessed the impacts of the Pandemic on the estimates and assumptions used in preparing these audited consolidated financial statements. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the Pandemic and its resulting impact on global economic conditions. If economic conditions caused by the Pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. See below for areas that required more judgments and estimates as a result of the Pandemic. The Company will continue to assess the effect on its operations by monitoring the spread of the Pandemic and the actions implemented to combat the virus throughout the world and its assessment of the impact of the Pandemic may change.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “ TrafficCast Business”). The transaction closed on December 7, 2020.
Under the Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the TrafficCast Business and assumed certain specified liabilities of the TrafficCast Business in exchange for a total purchase price of up to $17.7 million, with $15.0 million paid in cash on the closing date, $1.0 million held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, $1.1 million acquisition-related liability, and a $1.0 million earn out, fair valued at $0.6 million as of March 31, 2021, that if earned, will be paid over two years based on the TrafficCast Business’ achievement of certain revenue targets. The Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the TrafficCast Business at closing (see Note 12, Acquisitions, to the Consolidated Financial Statements).
The parties also entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business uses to support its real-time and predictive travel data and associated content.
Sale of Agriculture and Weather Analytics Segment
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics segment to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million, subject to working capital adjustments. Upon closing on May 5, 2020, the Company received $10.5 million in cash and $1.5 million of deferred payment, of which $1.45 million has been paid by DTN at the 12-month anniversary of the closing date, and $0.05 million will be paid by DTN at the 18-month anniversary of the closing date, subject to satisfactions of the conditions set forth in the Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN (see Note 3, Discontinued Operations, to the Consolidated Financial Statements).
Restructuring Activities
On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics segment, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth. Restructuring charges of approximately $1.5 million were incurred for separation costs for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company, and the impairment of certain lease-related assets (see Note 4, Restructuring Activities, to the Consolidated Financial Statements).
Public Offering and Acquisition of Albeck Gerken, Inc.

On June 13, 2019, the Company completed an underwritten public offering of 6,182,797 shares of the Company's common stock for net proceeds to the Company of approximately $26.8 million, after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used approximately $6.2 million of the net proceeds of this offering to pay the cash portion of the purchase price in the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida (see Note 12, Acquisitions, to the Consolidated Financial Statements), and plans to use the balance of the net proceeds for general corporate purposes and possibly for other future acquisitions.
Products and Services
Our reportable segments consist of: Roadway Sensors and Transportation Systems.
The Roadway Sensors segment provides advanced detection sensors and systems for traffic management that collectively comprise our family of Vantage sensors and BlueTOAD line of products, as well as communication systems and roadway traffic data collection applications that complement our sensor products. The Vantage product line uses advanced image processing technology, radar technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and multiple data sets using various communication technologies. The Roadway Sensors segment also includes the public sector operations of TrafficCast beginning December 7, 2020 (see Note 12, Acquisitions, to the Consolidated Financial Statements).
The Transportation Systems segment provides traffic engineering and specialized consulting services, cloud-enabled managed services, transportation performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the smart mobility infrastructure management industry. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 as well as the commercial operations of TrafficCast beginning December 7, 2020 (see Note 12, Acquisitions, to the Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the acquisitions of AGI and TrafficCast).
With the company’s adoption of the ClearMobility platform we have started aligning our portfolio of solutions under a common branding structure called ClearMobility. We believe this alignment to the ClearMobility Platform will drive internal synergies in our development and sales efforts, as well as increase our market recognition across our entire suite of solutions. As a result of this alignment, the Company’s chief operating decision maker (“CODM”) is evaluating our management and operating structure and as a result of this evaluation we anticipate that we will report as a single operating segment starting with our fiscal year 2022.
In the fourth quarter of the 2021 fiscal year, we launched the ClearMobility Cloud, our open-architecture cloud framework for smart mobility infrastructure management. The ClearMobility Cloud’s mobility data management engine, application programming interface ("API") framework and microservices ecosystem provide standardized data ingestion, cleansing and analytics, as well as authentication and security for each component of the ClearMobility Platform. The ClearMobility Cloud sets the foundation for horizontally scalable data processing, third-party extensibility, and secure, policy-based access to public transportation agencies and commercial entities throughout the United States and internationally.
See Note 13, Business Segments, Significant Customer and Geographic Information, to the Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on our reporting segments.
Roadway Sensors
Our Roadway Sensors products include, among others, Vantage, VantageLive!, Vantage Next, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax, P-Series products, BlueTOAD Spectra, BlueTOAD Spectra RSU, and BlueARGUS.
•Our Vantage detection systems detect vehicle presence at intersections, as well as vehicle count, speed and other traffic data used in traffic management systems. Vantage detection systems typically include up to four of our advanced cameras and/or radar devices. Our Vantage systems give traffic managers the tools to mitigate roadway congestion by visualizing and analyzing traffic patterns, allowing them to modify traffic signal timing to improve traffic flow. Our various software components complement our Vantage detection systems by providing integrated platforms to manage and view detection assets remotely over a network connection, as well as mobile application for viewing anywhere.
•Our Vantage Vector video/radar hybrid product is an all-in-one detection sensor with a wide range of capabilities, including stop bar and advanced zone detection, which enable advanced safety and adaptive control applications.

Vantage Vector includes all of the benefits of Iteris video detection, including high accuracy, high-availability remote viewing of video images, bicycle and pedestrian detection capability, and dilemma-zone detection.
•VantageLive! is a cloud-based platform that allows users to collect, process and analyze advanced intersection data, as well as to view and understand intersection activity.
•All of our Vantage systems are available with SmartCycle capability, which can effectively differentiate between bicycles and other vehicles with a single video detection camera, enabling more efficient signalized intersections, improved traffic throughput and increased bicyclist safety. Agencies using bicycle timing can now benefit from bicycle-specific virtual detection zones that can be placed anywhere within the approaching traffic lanes, eliminating the need for separate bicycle-only detection systems.
•The SmartCycle Bike Indicator, which leverages the SmartCycle bicycle detection algorithm, is a device that mounts onto traffic signals and illuminates when cyclists waiting at an intersection have been detected, allowing cyclists to avoid interacting with vehicle traffic to push pole-mounted buttons.
•Our Vantage systems are also available with the PedTrax capability, which provides bi-directional counting and speed tracking of pedestrians within the crosswalk to help improve signal timing efficiency, as well as providing an additional data stream to existing vehicle and bicycle counts.
•VersiCam, our integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points.
•BlueTOAD Spectra is a complete system for identifying the travel times of vehicles using advanced Bluetooth re-identification techniques. This provides traffic flow information for vehicle travel as well as Origin-Destination information.
•BlueARGUS collects, analyzes and visualizes various information related to travel times, speeds, O-D, as well as connected vehicle information from the BlueTOAD Spectra RSU.
•BlueTOAD Spectra RSU is a full-featured connected vehicle and travel time information system. In addition to travel times and vehicle speeds it communicates vital safety and mobility information via both DSRC and C-V2X from infrastructure to vehicles and other users.
We believe that future growth domestically and internationally, will be dependent in part on the continued adoption of above-ground video and radar detection technologies, instead of traditional in-pavement loop technology, to manage traffic.
In select territories, the Roadway Sensors segment also sells certain complementary original equipment manufacturer ("OEM") products for the traffic intersection market, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.
Transportation Systems
Our Transportation Systems segment includes engineering and specialized consulting services, transportation performance measurement and traffic analytics solutions, end-to-end solutions delivered as cloud-enabled managed services, as well as the development of transportation management and traveler information systems for the smart mobility infrastructure management industry. Our Transportation Systems services include planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, commercial vehicle operations, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. The Transportation Systems segment also includes the commercial sector operations of TrafficCast beginning December 7, 2020 (see Note 12, Acquisitions, to the Consolidated Financial Statements).
The Transportations Systems segment product line includes: the Iteris Signal Performance Measures ("Iteris SPM") and iPeMS traffic signal performance and traffic analytics software suites, the capabilities and customers of which have now respectively been incorporated into and migrated to ClearGuide, our state-of-the-art mobility intelligence and transportation performance measures solution; our advanced traveler information system ("ATIS") solution for public transportation agencies, ClearRoute; and our ATIS solution for the enterprise and commercial sector, TrafficCarma. Our analytics suite of products utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns, permitting the effective performance analysis and management of traffic infrastructure resources, whether at the intersection level, arterial and corridor level, or highway level. This information can then be analyzed by traffic professionals to measure how a transportation network is performing and to identify potential areas of improvement. These applications are also capable of providing users with predictive traffic analytics, and easy-to-use visualization and animation features based on historical traffic conditions.
This segment also includes our commercial vehicle operations and vehicle safety compliance platforms, known as "ClearFleet", "CVIEW-Plus", "CheckPoint", "UCRLink" and "Inspect". These software applications support state-based commercial vehicle operations by storing and distributing intrastate and interstate commercial vehicle information for local, state and federal agencies' roadside and enforcement operations.
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
Sales and Marketing
We currently sell our Roadway Sensors products through both direct and indirect sales channels. In the territories we sell through direct channels, we use a combination of our own sales personnel and outside sales organizations to sell, oversee installations, and support our products. Our indirect sales channel comprises a network of independent distributors in the U.S. and select international locations, which sell integrated systems and related products to the traffic management market. Our independent distributors are trained in and primarily responsible for the sales, installation, set-up and support of our products. They maintain an inventory of demonstration traffic products from various manufacturers, and sell directly to government agencies and installation contractors. These distributors often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, and are generally well-known suppliers of various high-quality ITS products to the traffic management market. We periodically hold technical training classes for our distributors and end users, and maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we have the ability to modify or make changes to our distributor network to accommodate the needs of the market and our customer base.
We market and sell our Transportation Systems services and solutions primarily to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and local municipal customers, and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our engineering, science and information technology teams on a regional basis to serve in sales and business development functions. Our Transportation Systems contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.
With the acquisition of the TrafficCast Business on December 7, 2020, we expanded our customer segments to now sell traffic and mobility data and software through a direct sales model to commercial enterprises, such as media companies involved in providing real-time traffic data and traffic incident data to both automotive OEMs and the traveling public.
We have historically had a diverse customer base. For Fiscal 2021 and fiscal year ended March 31, 2020 ("Fiscal 2020"), no individual customer represented greater than 10% of our total revenues. For the fiscal year ended March 31, 2019 ("Fiscal 2019"), one individual customer represented greater than 10% of our total revenues. As of March 31, 2021 and 2020, no individual customer accounted for more than 10% of our total trade accounts receivable.
Manufacturing and Materials
We use contract manufacturers to build subassemblies that are used in our Roadway Sensors products. Additionally, we procure certain components for our Roadway Sensors products from qualified suppliers, both in the U.S. and internationally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include Veris Manufacturing and MoboTrex, Inc. Our manufacturing activities are conducted in approximately 9,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors is based upon quarterly forecasts that we generally adjust on a monthly basis to control inventory levels. Typically, we do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility maintains a Quality Management System that is currently certified as conforming to all requirements of the International Organization for Standardization ("ISO") 9001:2015 international standard.
Customer Support and Services
We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for Fiscal 2021, Fiscal 2020 and Fiscal 2019. We believe customer support is a key competitive factor for our Company.
Backlog
Our total backlog of unfulfilled firm orders was approximately $78.1 million at March 31, 2021, which included $66.5 million related to Transportation Systems and $11.6 million related to Roadway Sensors. We expect to recognize revenue of approximately 73% of our Transportation Systems and 27% of our Roadway Sensors backlog including TrafficCast's commercial business as of the end of a fiscal year in the subsequent fiscal year. At March 31, 2020, we had backlog of approximately $62.1 million, which included $53.4 million related to Transportation Systems and $8.7 million related to Roadway Sensors. The increase in backlog in the current fiscal year was largely due to the additions of TrafficCast backlog of approximately $10.6 million and a slight increase in Transportation Systems backlog due to a few larger contracts.
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
Product Development
Our product development activities are mostly conducted at our principal facility in Santa Ana, California, as well as our facilities in Madison, Wisconsin and Oakland, California. Our research and development costs and expenses were approximately $5.1 million for Fiscal 2021, $4.3 million for Fiscal 2020, and $3.8 million for Fiscal 2019. We expect to continue to pursue various product development programs and incur research and development expenditures in both our Roadway Sensors and Transportation Systems segments in future periods.
We believe our engineering and product development capabilities are a competitive strength. We strive to continuously develop new products, technologies, features and functionalities to meet the needs of our ever-changing markets, as well as to enhance, improve upon, and refine our existing product lines. We plan to continue to invest in the development of further enhancement and functionality of our ClearMobility Platform, which includes among other things our software offering in our Transportation Systems segment, as well as our Vantage products family in our Roadway Sensors segment.
During Fiscal 2020, we successfully released ClearGuide, our state-of-the-art transportation performance measures solution, designed to help transportation agencies achieve safer, more efficient mobility for their networks. Certain development costs were capitalized into intangible assets in the consolidated balance sheets; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.
Competition
Generally, we face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the market for our Roadway Sensors detection products, we compete with manufacturers and distributors of other above-ground video camera and radar detection systems and manufacturers and distributors of other non-intrusive detection devices (e.g., microwave, infrared, radar, ultrasonic and magnetic detectors), as well as manufacturers and installers of in-pavement inductive loop products, which have historically been, and currently continue to be, the predominant vehicle detection system in this market. Additionally, products such as Velocity, BlueTOAD and VantagePegasus compete against various competitors in the travel-time and data communications markets, respectively.
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
Intellectual Property and Proprietary Rights
Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently have a total of 25 issued U.S. patents, including: (i) 15 relating to our Roadway Sensors technologies, (ii) 7 relating to our Transportation Systems technologies and (iii) 3 related to our purchase of the TrafficCast Business. We had a total of 2 pending patent applications in the U.S. We currently have 3 issued foreign patents and 2 foreign patent applications related to our purchase of the TrafficCast Business. The expiration dates of our patents range from 2026 to 2039. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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
Employees
As of March 31, 2021, we employed 415 full-time employees and 24 part-time employees, for a total of 439 employees. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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
Risk Related to Our Business
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
A significant portion of our revenues is derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:
•delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government, delays in the expenditures from the federal highway bill and delays or reductions in other state and local funding dedicated for transportation and ITS projects;
•other government budgetary constraints, cut-backs, delays or reallocation of government funding, including without limitation, changes in the administration and repeal of government purchasing programs;
•long purchase cycles or approval processes;
•competitive bidding and qualification requirements, as well as our ability to replace large contracts once they have been completed;
•changes in government policies and political agendas;
•maintenance of relationships with key government entities from whom a substantial portion of our revenue is derived;
•milestone deliverable requirements and liquidated damage and/or contract termination provisions for failure to meet contract milestone requirements;
•performance bond requirements;
•adverse weather conditions or other natural or medical disasters or developments, such as, the novel coronavirus COVID-19, and evacuations and flooding due to hurricanes, can result in our inability to perform work in affected areas; and
•international relations and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

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
The cost of providing our Transportation Systems engineering and specialized consulting services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:
•our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;
•our ability to forecast demand for our services and thereby maintain an appropriate headcount in our various regions;
•the timing of new contract awards, the commencement of work under an awarded contract or the completion of large contracts;
•availability of funding or other budget issues;
•our need to devote time and resources to training, business development, professional development and other non-chargeable activities; and
•our ability to match the skill sets of our employees to the needs of the marketplace.
An inability to properly and fully utilize our Transportation Systems workforce would reduce our profitability and could have an adverse effect on our results of operations.
Our management information systems and databases have been and could in the future be disrupted by data protection breaches, system security failures, cyber threats or by the failure of, or lack of access to, our internal operations, such as our enterprise resource planning ("ERP") system, or services provided to our customers. These disruptions could negatively impact our sales, increase our expenses, significantly harm our reputation and/or adversely affect our stock price.
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
In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of the novel coronavirus COVID19 ("the Pandemic"). The Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, with mitigation measures such as travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. The uncertainties caused by these events and actions include, but are not limited to, the adverse effect of the Pandemic on the economy, our vendors, our employees and customers and customer sentiment in general, such as supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. . Continued impacts of the Pandemic have materially adversely impacted global economic conditions, and have impacted our business, results of operations and financial condition, such as expense reductions, in an effort to mitigate such impacts. The extent of the impact of the Pandemic on our business and financial results and volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
Acquisitions of companies or technologies, including our acquisition of AGI and TrafficCast, may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention.
We completed the acquisitions of AGI in July 2019 and TrafficCast in December 2020 and we plan to continue to explore acquiring additional complementary businesses, products, services, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:
•potential disruption of our ongoing business and the diversion of our resources and management's attention;
•the failure to retain or integrate key acquired personnel;

•the challenge of assimilating diverse business cultures, and the difficulties in integrating the operations, technologies and information system of the acquired companies;
•increased costs to improve managerial, operational, financial and administrative systems and to eliminate duplicative services;
•the incurrence of unforeseen obligations or liabilities;
•potential impairment of relationships with employees or customers as a result of changes in management; and
•increased interest expense and amortization of acquired intangible assets, as well as unanticipated accounting charges.
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
Acquisitions, investments and divestitures are important elements of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding potential strategic transactions. Effecting these strategic transactions could create unforeseen operating difficulties and expenditures. We face risks that include, among other things:
•the strategic benefits and opportunities from any planned or completed acquisition or divestiture by the Company may not be realized or may take longer to realize than expected;
•strategic benefits and opportunities related to past and ongoing restructuring actions may not be realized or may take longer to realize than expected;
•our ability to realize the expected financial benefits of an acquisition, divestiture or other strategic transaction;
•cost reductions may not occur as expected;
•management time and focus may be diverted from operating our business to challenges related to acquisitions and other strategic transactions;
•cultural challenges may arise associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire; and
•we may fail to successfully further develop the acquired business or technology.
Our failure to address the risks and other issues in connection with our past or future acquisitions and other strategic transactions could cause us to fail to realize their anticipated benefits and opportunities, including unanticipated liabilities, increased costs, and harm our business generally.
We participate in the software development market, which may be subject to various technical and commercial challenges.
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
Our markets are in general characterized by the following factors:
•rapid technological advances;
•downward price pressures in our target markets as technologies mature;
•changes in customer requirements;
•additional qualification requirements related to new products or components;
•frequent new product introductions and enhancements;
•obsolescence of certain parts and components from time to time that may require re-engineering of certain portions of our product;
•inventory issues related to transition to new or enhanced models; and
•evolving industry standards and changes in the regulatory environment.
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
Our capital requirements will depend on many factors, including, but not limited to:
•market acceptance of our products and product enhancements, and the overall level of sales of our products;
•our ability to control costs and achieve profitability;

•the supply of key components for our products;
•our ability to increase revenue and net income;
•increased research and development expenses and sales and marketing expenses;
•our need to respond to technological advancements and our competitors' introductions of new products or technologies;
•capital improvements to new and existing facilities and enhancements to our infrastructure and systems;
•any acquisitions of businesses, technologies, product lines, or possible strategic transactions or dispositions;
•our relationships with customers and suppliers;
•government budgets, political agendas and other funding issues, including potential delays in government contract awards or commencement of work for a project;
•our ability to successfully negotiate credit arrangements with our bank and the state of the financial markets in general; and
•general economic conditions, including the effects of the economic slowdowns and international conflicts.
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
Legal and Regulatory Risks
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
Financial and Market Risks
We may not be able to consistently achieve profitability on a quarterly or annual basis in the future.
We had net income of approximately $10.1 million in Fiscal 2021, which includes $9.6 million of net income from discontinued operations, and net losses of $5.6 million in Fiscal 2020 and $7.8 million in Fiscal 2019, and we cannot assure you that we will be profitable in the future. Our ability to operate at a profit in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability and other items that are not in our control. Furthermore, we rely on operating profits from certain of our business segments to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments.
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
As of March 31, 2021, the value of securities available for sale within our investment portfolio was $3.1 million, which is generally determined based upon market values available from third-party sources. The value of our investment portfolio has fluctuated as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.

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
Our quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect our revenues and operating results include, among others, the following:
•the Pandemic, which may have a continuing impact on our future operating results;
•delays in government contracts and funding from time to time and budgetary constraints at the federal, state and local levels;
•our ability to access stimulus funding, funding from the federal highway bill or other government funding;
•declines in new home and commercial real estate construction and related road and other infrastructure construction;
•changes in our pricing policies and the pricing policies of our suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;
•the long lead times associated with government contracts;
•the size, timing, rescheduling or cancellation of significant customer orders;
•our ability to control costs, including costs associated with strategic alternatives;
•the mix of our products and services sold in a quarter, which has varied and is expected to continue to vary from time to time;
•our ability to develop, introduce, patent, market and gain market acceptance of new products, applications and product enhancements in a timely manner, or at all;
•market acceptance of the products incorporating our technologies and products;
•the introduction of new products by competitors;
•the availability and cost of components used in the manufacture of our products;

•our success in expanding and implementing our sales and marketing programs;
•the effects of technological changes in our target markets;
•the amount of our backlog at any given time;
•timing of backlog fulfillment;
•the nature of our government contracts;
•decrease in revenues derived from key or significant customers;
•deferrals of customer orders in anticipation of new products, applications or product enhancements;
•risks and uncertainties associated with our international business;
•market condition changes such as industry structure consolidations that could slow down our ability to procure new business;
•general economic and political conditions;
•our ability to raise additional capital;
•international conflicts and acts of terrorism; and
•other factors beyond our control, including but not limited to, natural disasters.
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
We have in the past experienced, and may from time to time in the future continue to experience parts shortages or unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. The Pandemic has increased the occurrence of such shortages. We have historically used and continue to use single suppliers for certain significant components in our products, and have had to reengineer products from time to time to address obsolete components, especially in our Roadway Sensors products. Our Roadway Sensors products are also included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales and costs will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap should for any reason our contract manufacturers become unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins. Further, foreign imports of components in our products subject the Company to risks of changes in, or the imposition of new, export/import requirements, tariffs, work stoppages, delays in shipment, product cost increases due to component shortages, public health issues that could lead to temporary closures of facilities or shipping ports, such as the Pandemic and other economic uncertainties, affecting trade between the U.S. and other countries where we source components for our Roadway Sensors products. Any such actions could increase the cost to us of such products and cause increases in the prices at which we sell such products, which could adversely affect the financial performance of our Roadway Sensors business. Similarly, these actions could result in cost increases or supply chain delays that impact third party products (e.g. steel poles) which could lead our customers to delay or cancel planned purchases of our products.

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
While we historically have had limited international sales, revenues and operational experience, we have been expanding our distribution capabilities for our Roadway Sensors segment internationally, particularly in Europe and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:
•the Pandemic and related government responses, including travel restrictions, quarantines and "stay-at-home" orders;
•political, social and economic instability, as well as international conflicts and acts of terrorism;
•bonding requirements for certain international projects;
•longer accounts receivable payment cycles;
•import and export license requirements and restrictions of the U.S., as well as requirements and restrictions in the other countries in which we operate;
•currency fluctuations and restrictions, and our ability to repatriate currency from certain foreign regions;
•unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;
•required compliance with existing and new foreign regulatory requirements and laws, more restrictive labor laws and obligations, including but not limited to the U.S. Foreign Corrupt Practices Act;
•difficulties in managing and staffing international operations;
•potentially adverse tax consequences; and
•reduced protection for intellectual property rights in some countries.
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
The trading price of our common stock has been subject to wide fluctuations in the past. From March 31, 2017 through March 31, 2021, our common stock has traded at prices as low as $2.08 per share and as high as $8.17 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:
•quarterly variations in operating results;
•our ability to control costs, improve cash flow and sustain profitability;
•statements made by third parties or speculation regarding our strategic alternatives;
•our ability to raise additional capital;
•shortages announced by suppliers;
•announcements of technological innovations or new products or applications by our competitors, customers or us;

•transitions to new products or product enhancements;
•acquisitions of businesses, products or technologies, or other strategic transactions or dispositions;
•the impact of any litigation;
•changes in investor perceptions;
•government funding, political agendas and other budgetary constraints;
•changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry in general;
•changes in earnings estimates or investment recommendations by securities analysts; and
•international conflicts, political unrest and acts of terrorism.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters and principal operations are housed in approximately 47,000 square feet of leased office, manufacturing and warehouse space located in Santa Ana, California, pursuant to a lease which terminates in March 2027. For additional information regarding our lease obligations, see Note 8, Right-of-Use Assets and Lease Liabilities, to the Consolidated Financial Statements, included in Part II, Item 8 of this report for further details.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under the heading "Litigation and Other Contingencies" under Note 7 to the Consolidated Financial Statements, included in Part II, Item 8 of this report, is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT's COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the Nasdaq Capital Market under the symbol "ITI" since February 8, 2016. Prior to that, our common stock traded on the NYSE MKT under the same symbol.
As of May 28, 2021, we had 310 holders of record of our common stock according to information furnished by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
In Fiscal 2021, Fiscal 2020, and Fiscal 2019, we did not repurchase any shares. From inception of the program in August 2011 through March 31, 2021, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2021, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2021, approximately $1.7 million remains available for the repurchase of our common stock under our current program.
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
Overview
General

We are a provider of smart mobility infrastructure management solutions. Our solutions enable public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive.
Recent Developments
Impact of COVID-19 on Our Business
The COVID-19 pandemic (the “Pandemic”) continues to have an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The Pandemic has materially adversely impacted global economic conditions and the uncertainties caused by these events and actions include, but are not limited to, the adverse effect of the Pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. While there has been no material impact, nor any facility closures during Fiscal 2021, we did experience some work delays due to the Pandemic. Should such delays become protracted or worsen the impacts of the Pandemic could impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. For more information, refer to Note 6, Income Taxes, to the Consolidated Financial Statements, including in Part II, Item 8 of this report.
The Pandemic has had an impact on the Company’s human capital. While our main Santa Ana facility has remained open as our business is considered essential under the criteria specified by the State of California, “stay-at-home” orders and Pandemic restrictions imposed by local and state authorities have forced the majority of our employees to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe that our system of internal control over financial reporting has not been fundamentally altered and that the effectiveness of the design and operation of internal controls remained materially consistent during the fiscal year ended March 31, 2021. Additionally, we have been able to timely file financial reports. We believe we have the right infrastructure to efficiently work remotely for the balance of the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.
Despite the Pandemic, we believe that the smart mobility infrastructure management industry in the U.S. should continue to provide new opportunities for the Company although, in the near term, the pace of new opportunities emerging may be restrained and the start dates of awarded projects may be delayed. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “TrafficCast Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TrafficCast Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “TrafficCast Business”). The transaction closed on December 7, 2020.
Under the TrafficCast Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the TrafficCast Business and assumed certain specified liabilities of the TrafficCast Business in exchange for a total purchase price of up to $17.7 million, with $15.0 million paid in cash on the closing date, $1.0 million held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, $1.1 million acquisition-related liability, and a $1.0 million earn out, fair valued at $0.6 million as of March 31, 2021, that if earned, will be paid over two years based on the TrafficCast Business’ achievement of certain revenue targets. The TrafficCast Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the TrafficCast Business at closing (see Note 12, Acquisitions, to the Consolidated Financial Statements).
The parties also entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business uses to support its real-time and predictive travel data and associated content.
Sale of Agriculture and Weather Analytics Segment
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics segment to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to the Purchase Agreement signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing on May 5, 2020, the Company received $10.5 million in cash and $1.5 million of deferred payment, of which $1.45 million has been paid by DTN at the 12-month anniversary of the closing date, and $0.05 million will be paid by DTN at the 18-month anniversary of the closing date, subject to satisfactions of the conditions set forth in the Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. The AWA Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
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
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology function of the Agriculture and Weather Analytics segment for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the business operations. The Company earned $0.2 million in income and incurred $0.1 million in costs associated with the TSA for the fiscal year ended March 31, 2021, which was included in loss from discontinued operations before gain on sale, net of tax on the consolidated statement of operations (see Note 3, Discontinued Operations, to the Consolidated Financial Statements).
Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, acquisition costs, non-recurring executive severance and transition costs, and fair value adjustment related to TrafficCast's opening balance inventory (“Adjusted EBITDA”) was approximately $7.5 million, $4.2 million and $0.5 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Annual Report on Form 10-K (“Form 10-K”), are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
We use Adjusted EBITDA non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We present Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our operating commitments.

Adjusted EBITDA and the related financial ratios have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

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
Because of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our audited consolidated financial statements contained in this Form 10-K. However, in spite of the above limitations, we believe that Adjusted EBITDA and the related financial ratios are useful to an investor in evaluating our results of operations because these measures:

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
The following financial items have been added back to or subtracted from our net income (loss) when calculating Adjusted EBITDA:

•Interest expense. Iteris excludes interest expense because it does not believe this item is reflective of ongoing business and operating results. This amount may be useful to investors for determining current cash flow;
•Income tax. This amount may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business;
•Depreciation expense. Iteris excludes depreciation expense primarily because it is a non-cash expense. These amounts may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;
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
•Stock-based compensation. These expenses consist primarily of expenses from employee and director equity based compensation plans Iteris excludes stock-based compensation primarily because they are non-cash expenses and Iteris believes that it is useful to investors to understand the impact of stock-based compensation to its results of operations and current cash flow;
•Restructuring charges. These expenses consist primarily of employee separation expenses, facility termination costs, and other expenses associated with Company restructuring activities. Iteris excludes these expenses as it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance;
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

•Executive severance and transition costs. Iteris excludes executive severance and transition costs because it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance;
•Fair value adjustment related to acquired opening balance inventories. Iteris excludes fair value adjustment related to the opening inventory balance acquired as part of its business combination because it does not believe that these costs are reflective of operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Year Ended March 31,
	2021	2020	2019
	(In thousands)
Net income (loss) from continuing operations	$491	$(1,758)	$(2,793)

Income tax expense	115	160	36
Depreciation expense	734	770	754
Amortization expense	2,036	1,255	629
Stock-based compensation	2,902	2,495	1,861
Other adjustments:
Restructuring charges	619	—	—
Acquisition costs	417	689	—
Executive severance and transition costs	—	553	—
Fair value adjustment - opening balance inventories	136	—	—
Total adjustments	6,959	5,922	3,280
Adjusted EBITDA	$7,450	$4,164	$487
Percentage of total revenues	6.4%	3.9%	0.5%

Business Segments
Our reportable segments consist of: Roadway Sensors and Transportation Systems.
The Roadway Sensors segment provides advanced detection sensors and systems for traffic intersection management that collectively comprise our family of Vantage sensors, as well as communication systems and roadway traffic data collection applications that complement our Vantage sensor products. The Vantage product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. The Roadway Sensors segment also includes the public sector operations of TrafficCast beginning December 7, 2020 (see Note 12, Acquisitions, to the Consolidated Financial Statements).
The Transportation Systems segment provides engineering and specialized consulting services, cloud-enabled managed services, performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the smart mobility infrastructure management industry. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 and the commercial operations of TrafficCast beginning December 7, 2020 (see Note 12, Acquisitions, to the Consolidated Financial Statements).
With the company’s adoption of the ClearMobility platform we have started aligning our portfolio of solutions under a common branding structure called ClearMobility. We believe this alignment to the ClearMobility Platform will drive internal synergies in our development and sales efforts, as well as increase our market recognition across our entire suite of solutions. As a result of this alignment, the Company’s chief operating decision maker (“CODM”) is evaluating our management and operating structure and as a result of this evaluation we anticipate that we will report as a single operating segment starting with our fiscal year 2022.

In the fourth quarter of the 2021 fiscal year, Iteris launched the ClearMobility Cloud, our open-architecture cloud framework for smart mobility infrastructure management. The ClearMobility Cloud’s mobility data management engine, application programming interface ("API") framework and microservices ecosystem provide standardized data ingestion, cleansing and analytics, as well as authentication and security for each component of the ClearMobility Platform. The ClearMobility Cloud sets the foundation for horizontally scalable data processing, third-party extensibility, and secure, policy-based access to public transportation agencies and commercial entities throughout the United States and internationally.
See Note 13, Business Segments, Significant Customer and Geographic Information, to the Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on our reporting segments.
Critical Accounting Policies and Estimates
"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on our consolidated financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. In preparing our consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, goodwill, and income taxes have the most potential impact on our consolidated financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.
The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition. Our revenue arrangements are complex in nature and require significant judgement in determining the performance obligation structure. Each contract is unique in nature and therefore is assessed individually for appropriate accounting treatment. When applicable, we estimate variable considerations at the most likely amount to which we expect to be entitled and in certain cases based on the expected value, which requires judgment. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We review and update these estimates on a quarterly basis.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of the reporting units. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including future gross margin rates, expense rates, capital expenditures and other estimates), and a rate used to discount estimated future cash flow projections to their present value (or estimated fair value) based on estimated weighted average cost of capital (i.e., the selected discount rate). We select assumptions used in the financial forecasts by using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses (i.e. guideline companies). The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

Income Taxes. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we considered it appropriate to maintain valuation allowances of $12.3 million and $14.2 million against our deferred tax assets at March 31, 2021 and 2020, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve
Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements, included in Part II, Item 8 of this report for a discussion of recent accounting pronouncements.
Analysis of Fiscal 2021 and Fiscal 2020 Results of Operations
For a comparison of the 2020 to 2019 fiscal years, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended March 31, 2020. Note that the filings of the 2020 and 2019 fiscal years do not reflect results of discontinued operation related activities, which are reflected in this report.
Total Revenues. Total revenues are comprised of sales from our Roadway Sensors and Transportation Systems segments. The following tables present details of total revenues for Fiscal 2021 as compared to Fiscal 2020:

	Year Ended March 31,
	2021	2020	$ Increase	% Change
	(In thousands, except percentage)
Product revenues	$62,933	$55,007	$7,926	14.4%
Service revenues	54,205	52,396	1,809	3.5%
Total revenues	$117,138	$107,403	$9,735	9.1%
Product revenues primarily consist of Roadway Sensors product sales, but also include OEM products for the traffic signal markets, Transportation Systems third-party product sales for installation under certain construction-type contracts and sales from TrafficCast's public sector business. Product revenues for Fiscal 2021 increased approximately 14.4% to $62.9 million, compared to $55.0 million in Fiscal 2020, primarily due to an increase in sales of our core Roadway Sensors video detection products of approximately $6.8 million, an increase of approximately $1.3 million from Transportation Systems third-party product sales for installation under certain construction-type contracts and an addition of TrafficCast's public sector business of approximately $1.4 million, offset by a decrease of approximately $1.0 million from our distribution in Texas of certain OEM products for the traffic intersection market.
Service revenues primarily consist of Transportation Systems engineering services, but also includes service revenues generated by our Roadway Sensors segment and the TrafficCast's commercial business. Service revenues for Fiscal 2021 increased approximately 3.5% to $54.2 million, compared to $52.4 million in Fiscal 2020, primarily due to approximately $2.7 million of revenues from the operations of TrafficCast's commercial business, and offset by reduction in subcontractor revenue in our Transportation Systems segment. This reduction was primarily due to supply chain and logistic issues attributable to the Pandemic, experienced by a group of third-party subcontractors.
Roadway Sensors revenues in Fiscal 2021 included approximately $55.8 million in product revenues and approximately $0.8 million of service revenues, reflecting an increase in total revenues of approximately $7.2 million or 14.5%, compared to Fiscal 2020, primarily due to higher sales from our core video detection products of $6.6 million, an addition of approximately $1.4 million from TrafficCast public sector business, offset by a decrease of approximately $1.0 million from our distribution in Texas of certain OEM products for the traffic intersection market. While OEM products generally have lower gross margins than our core video detection products, we believe the offering of OEM products can benefit sales of our core products in Texas by providing a more comprehensive suite of traffic solutions for our customers. Roadway Sensors added approximately $57.4 million of new bookings, or potential revenue under binding agreements, during Fiscal 2021. Roadway Sensors backlog increased to approximately $11.6 million as of March 31, 2021, compared to approximately $8.7 million as of March 31, 2020. Going forward, we plan to grow revenues by focusing on our core domestic traffic intersection market, and refine and deliver products that address the needs of this market, primarily our Vantage processors and camera systems and our Vantage Vector video/radar hybrid sensor, as well as our SmartCycle, Velocity, PedTrax and SmartSpan products.
Transportation Systems revenues in Fiscal 2021 included approximately $53.3 million of service revenues including approximately $2.7 million of revenues from the operations of TrafficCast's commercial business, and approximately $7.3 million of sales of third-party products purchased for installation under certain construction-type contracts, reflecting an increase in total revenues of approximately $2.6 million or 4.4%, compared to Fiscal 2020, primarily due to the addition of TrafficCast's commercial business. Transportation Systems added approximately $64.4 million of new backlog during Fiscal 2021. Transportation Systems backlog increased to approximately $66.5 million as of March 31, 2021, compared to approximately $53.4 million as of March 31, 2020.
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
Gross Profit. The following tables present details of our gross profit for Fiscal 2021 compared to Fiscal 2020:

	Year Ended March 31,
	2021	2020	$ Increase	% Change
	(In thousands,except percentage)
Product gross profit	$28,000	$24,741	$3,259	13.2%
Service gross profit	18,856	18,872	(16)	(0.1%)
Total gross profit	$46,856	$43,613	$3,243	7.4%
Product gross margin as a % of product revenues	44.4%	45.0%
Service gross margin as a % of service revenues	34.9%	36.0%
Total gross margin as a % of total revenues	40.0%	40.6%
Our product gross margin as a percentage of product revenues for Fiscal 2021 decreased approximately 60 basis points compared to Fiscal 2020 primarily due to an increase in third-party product sales and additions of TrafficCast's public sector business, which typically yield lower gross margins.
Our service gross margin as a percentage of service revenues for Fiscal 2021 decreased 110 basis points compared to Fiscal 2020 primarily due to the completion of previously awarded contracts, the timing of certain extension contracts, the contract mix and an increase in the amount of subcontractors of such contracts. Subcontractors generally result in lower gross margins than our direct labor.
Our total gross margin as a percentage of total revenues for Fiscal 2021 decreased 60 basis points compared to Fiscal 2020 primarily as a result of the revenue mix within our Roadway Sensors and Transportation Systems segments.
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
We recognize a portion of our Transportation Systems revenues and related gross profit over time using the costs incurred input method, where revenue is recognized based on our efforts or inputs toward satisfying a performance obligation, and the underlying mix of contract activity affects the related gross profit recognized in any given period. For the Transportation Systems segment, we expect to experience gross profit variability in future periods due to our contract mix and the amount of related sub-consulting content of such contracts, as well as factors such as our ability to efficiently utilize our internal workforce, which could cause fluctuations in our margins from period to period.
Selling, General and Administrative Expense
Selling, general and administration expense for Fiscal 2021 decreased approximately 4% to $39.2 million, compared to $40.7 million in Fiscal 2020. The decrease was primarily due to a decrease in bid and proposal activities in the Transportations Systems segment driven by the timing and size of certain opportunities in the current year compared with the prior year.
Research and Development Expense
Research and development expense for Fiscal 2021 increased approximately 19% to $5.1 million, compared to $4.3 million in Fiscal 2020. The overall increase was primarily due to continued investment in research and development activities largely focused on improving our existing software related product offerings.
We plan to continue to invest in the development of further enhancements and functionality of our Iteris ClearMobility Platform which includes among other things the software offerings in our Transportation Systems segment, as well as our Vantage products family in our Roadway Sensors segment.
Certain development costs were capitalized into intangible assets in the consolidated balance sheets in both the current and prior year periods; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our software solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.
Impairment of Goodwill
Based on our goodwill impairment testing for Fiscal 2021 and 2020, we believe the carrying value of our goodwill was not impaired, as the estimated fair values of our reporting units exceeded their carrying values at the end of Fiscal 2021 and 2020. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.
Amortization of Intangible Assets
Amortization expense for intangible assets subject to amortization was approximately $2.0 million and $1.3 million for Fiscal 2021 and Fiscal 2020, respectively. Approximately $0.5 million and $0.5 million of the intangible asset amortization was recorded to cost of revenues, and approximately $1.5 million and $0.8 million was recorded to amortization expense for Fiscal 2021 and Fiscal 2020, respectively, in the consolidated statements of operations. The increase in amortization was primarily due to amortization expenses related to intangible assets acquired as part of the TrafficCast acquisition.
Interest Income, Net
Net interest income was approximately $0.1 million and $0.2 million in Fiscal 2021 and Fiscal 2020, respectively. The decrease in net interest income in the current year was primarily due to the decrease in interest earned on investments purchased and held during the current fiscal year.
Income Taxes
The following table presents our (benefit) provision for income taxes for Fiscal 2021 and Fiscal 2020:

	Year Ended March 31,
	2021	2020
	(In thousands, except percentage)
Provision (benefit) for income taxes	$115	$160
Effective tax rate	1.8%	(3.1)%
For Fiscal 2021 and 2020, the difference between the statutory and the effective tax rate was primarily attributable to the valuation allowance recorded against our deferred tax assets.

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three fiscal years, we considered it appropriate to maintain valuation allowances of $12.3 million and $14.2 million against our deferred tax assets at March 31, 2021 and 2020, respectively. We will continue to reassess the appropriateness of maintaining a valuation allowance.
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
At March 31, 2021, we had $7.7 million of federal net operating loss carryforwards that do not expire as a result of recent tax law changes. We also had $5.9 million of state net operating loss carryforwards that begin to expire in 2031. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will provide reductions in our future income tax payments, that would otherwise be higher using statutory tax rates.
Liquidity and Capital Resources
For a comparison of the 2020 to 2019 fiscal years, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended March 31, 2020.
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
At March 31, 2021, we had $36.7 million in working capital, which included $25.5 million in cash and cash equivalents and $3.1 million in short-term investments. This compares to working capital of $33.9 million at March 31, 2020, which included $14.4 million in cash and cash equivalents and $11.6 million in short-term investments.
The following table summarizes our cash flows from continuing operations for Fiscal 2021 and Fiscal 2020:

	Year Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	8,888	(462)
Investing activities	(7,998)	(16,184)
Financing activities	2,873	27,362
Operating Activities. Net cash provided by operating activities of our continuing operations for Fiscal 2021 of $8.9 million was primarily the result of $7.8 million in non-cash items, primarily for noncash lease expense, depreciation expenses, stock-based compensation, and amortization coupled with our net income from continuing operations of approximately $0.5 million, as well as approximately $0.6 million from increase in working capital. Net cash used in operating activities from discontinued operations was $2.4 million.
Net cash used by operating activities of our continuing operations for Fiscal 2020 was primarily the result of our net loss of approximately $1.8 million, coupled with approximately $4.5 million from changes in working capital, offset by approximately $5.8 million in noncash items for noncash lease expense, depreciation, stock-based compensation, and amortization. Net cash used in operating activities from discontinued operations was $3.4 million.
Investing Activities. Net cash used in investing activities of our continuing operations during Fiscal 2021 was primarily the result of purchases of approximately $23.7 million of short-term investments, approximately $15.0 million in cash paid for the TrafficCast acquisition, approximately $0.6 million of property and equipment purchases, and approximately $0.8 million of capitalized software development costs, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $32.0 million in proceeds from the sale and maturity of short-term investments. Net cash provided by investing activities from discontinued operations was $9.7 million.
Net cash used in investing activities of our continuing operations during Fiscal 2020 was primarily the result of approximately $33.8 million purchases of short-term investments, approximately $0.4 million of property and equipment purchases and $5.6 million in net cash paid for the AGI acquisition, coupled with approximately $0.6 million of capitalized software development costs, primarily in the Roadway Sensors and Transportation Systems business segments related to VantageLive! and ClearGuide, respectively. These investments were partially offset by approximately $24.2 million in proceeds from the sale and maturity of short-term investments.
Financing Activities. Net cash provided by financing activities of our continuing operations during Fiscal 2021 was primarily the result of approximately $2.6 million and $0.4 million of cash proceeds from the exercise of stock options and purchases of Employee Stock Purchase Plan ("ESPP") shares,, respectively.
Net cash provided by financing activities of our continuing operations during Fiscal 2020 was primarily the result of approximately $26.8 million of net proceeds from issuance of common stock in connection with the public offering. In addition, there was $0.3 million and $0.4 million of cash proceeds received from the exercise of stock options and purchases of ESPP shares.
Off-Balance Sheet Arrangements
We do not have any other material off-balance sheet arrangements at March 31, 2021.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiaries (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases as of and for the year ended March 31, 2020 due to the adoption of Accounting Standards Update 2016-02, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers – Determination of Distinct Performance Obligations Relating to Service Revenues – Refer to Note 1 of the financial statements

Critical Audit Matter Description

The Company's service revenues within the Transportation Systems (“SYS”) operating segment, primarily derives revenue from long-term engineering & consulting services and software as a service ("SaaS"). The Company accounts for individual services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the services, the solution provided and the structure of the sales contract. During the year ended March 31, 2021, the Company recognized service revenues from contracts with customers of $53.3 million.

We identified the determination of distinct performance obligations in contracts with customers relating to service revenues as a critical audit matter. Significant judgment is required to determine whether the performance obligations in these sales contracts are distinct; that is, if a service is separately identifiable from other items in the sales contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Auditing these aspects include especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s determination of distinct performance obligations relating to service revenues for these contracts included the following, among others:

• We tested the effectiveness of controls related to management’s identification and assessment of distinct performance obligations in contracts with customers.

• We selected a sample of customer contracts to evaluate the appropriateness of management’s determination of distinct performance obligations.

• We selected a sample of invoices from the accounts receivable detail and determined whether amounts invoiced were in accordance with the related contract terms. Further, we inspected line items on the invoice to verify that all line items were included in management's evaluation of performance obligations.

• We selected a sample of customer contracts and investigated all changes in current forecasted cost to original forecasted cost to evaluate if changes in estimate are indicative of existing services known by operations personnel, but not previously considered as distinct performance obligations by management.

• We investigated offsets to revenue to determine that they represent a valid purpose and a service was not previously identified.

• We selected a sample of expenditures and determined whether the good/service represented by the selected transaction was properly identified and evaluated by management as a distinct performance obligation.

/s/ Deloitte & Touche LLP

Costa Mesa, CA
June 1, 2021

We have served as the Company's auditor since 2016.

Iteris, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	March 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$25,205	$14,217
Restricted cash	263	146
Short-term investments	3,100	11,556
Trade accounts receivable, net of allowance for doubtful accounts of $1,019 and $802 at March 31, 2021 and 2020 respectively	19,020	16,706
Unbilled accounts receivable	11,541	9,848
Inventories	5,066	3,040
Prepaid expenses and other current assets	5,445	2,040
Current assets of discontinued operations	—	1,476
Total current assets	69,640	59,029
Property and equipment, net	1,923	1,835
Right-of-use assets	11,353	12,598
Intangible assets, net	14,297	6,066
Goodwill	28,340	20,590
Other assets	1,238	1,213
Noncurrent assets of discontinued operations	78	626
Total assets	$126,869	$101,957
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$8,935	$8,101
Accrued payroll and related expenses	11,734	7,508
Accrued liabilities	4,921	3,665
Deferred revenue	7,349	4,413
Current liabilities of discontinued operations	94	2,828
Total current liabilities	33,033	26,515
Lease liabilities	10,146	11,638
Deferred income taxes	808	190
Unrecognized tax benefits	119	130
Other long-term liabilities	3,523	—
Noncurrent liabilities of discontinued operations	261	357
Total liabilities	47,890	38,830
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000 Issued and outstanding shares—0	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2021 and March 31, 2020 Issued and outstanding shares—41,687 at March 31, 2021 and 40,713 at March 31, 2020	4,170	4,071
Additional paid-in capital	181,828	176,209
Accumulated deficit	(107,019)	(117,153)
Total stockholders' equity	78,979	63,127
Total liabilities and stockholders' equity	$126,869	$101,957

See accompanying Notes to the Consolidated Financial Statements.

Iteris, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended March 31,
	2021	2020	2019
Product revenues	$62,933	$55,007	$48,227
Service revenues	54,205	52,396	45,080
Total revenues	117,138	107,403	93,307
Cost of product revenues	34,933	30,266	28,434
Cost of service revenues	35,349	33,524	29,611
Cost of revenues	70,282	63,790	58,045
Gross profit	46,856	43,613	35,262
Operating expenses:
Selling, general and administrative	39,164	40,665	34,166
Research and development	5,130	4,315	3,755
Amortization of intangible assets	1,504	757	275
Restructuring charges	619	—	—
Total operating expenses	46,417	45,737	38,196
Operating income (loss)	439	(2,124)	(2,934)
Non-operating income:
Other income, net	54	297	49
Interest income, net	113	229	128
Income (loss) from continuing operations before income taxes	606	(1,598)	(2,757)
Provision for income taxes	(115)	(160)	(36)
Net income (loss) from continuing operations	491	(1,758)	(2,793)
Loss from discontinued operations before gain on sale, net of tax	(1,654)	(3,852)	(5,023)
Gain on sale of discontinued operations, net of tax	11,297	—	—
Net income (loss) from discontinued operations, net of tax	9,643	(3,852)	(5,023)
Net income (loss)	$10,134	$(5,610)	$(7,816)

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$0.01	$(0.04)	$(0.08)
Income (loss) per share from discontinued operations	$0.23	$(0.10)	$(0.15)
Net income (loss) per share	$0.24	$(0.14)	$(0.23)

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$0.01	$(0.04)	$(0.08)
Income (loss) per share from discontinued operations	$0.23	$(0.10)	$(0.15)
Net income (loss) per share	$0.24	$(0.14)	$(0.23)

Shares used in basic per share calculations	41,176	39,012	33,266
Shares used in diluted per share calculations	41,599	39,012	33,266

See accompanying Notes to the Consolidated Financial Statements.

Iteris, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2018	33,186	$3,318	$139,722	$(103,519)	$39,521
Adoption of ASU 2014-09	—	—	—	(208)	(208)
Stock option exercises	43	4	81	—	85
Issuance of shares pursuant to Employee Stock Purchase Plan	92	10	355	—	365
Stock-based compensation	—	—	2,156	—	2,156
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	56	6	(54)	—	(48)
Net loss	—	—	—	(7,816)	(7,816)
Balance at March 31, 2019	33,377	3,338	142,260	(111,543)	34,055
Issuance of common stock in connection with public offering, net of costs	6,183	618	26,133	—	26,751
Stock option exercises	120	12	244	—	256
Issuance of shares pursuant to Employee Stock Purchase Plan	91	9	361	—	370
Stock-based compensation	—	—	2,785	—	2,785
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	73	7	(22)	—	(15)
Issuance of common stock in connection with acquisition	869	87	4,448	—	4,535
Net loss	—	—	—	(5,610)	(5,610)
Balance at March 31, 2020	40,713	4,071	176,209	(117,153)	63,127
Stock option exercises	731	74	2,559	—	2,633
Issuance of shares pursuant to Employee Stock Purchase Plan	97	10	438	—	448
Stock-based compensation	—	—	2,845	—	2,845
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	146	15	(223)	—	(208)
Net income	—	—	—	10,134	10,134
Balance at March 31, 2021	41,687	$4,170	$181,828	$(107,019)	$78,979

See accompanying Notes to the Consolidated Financial Statements.

Iteris, Inc.
Consolidated Statements of Cash Flows
(In thousands)
Iteris, Inc.

	Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$10,134	$(5,610)	$(7,816)
Less: Net income (loss) from discontinued operations	9,643	(3,852)	(5,023)
Net income (loss) from continuing operations	491	(1,758)	(2,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Right-of-use asset non-cash expense	1,438	1,199	—
Deferred income taxes	607	105	(18)
Depreciation of property and equipment	734	770	754
Stock-based compensation	2,902	2,495	1,861
Amortization of intangible assets	2,036	1,255	629
Other	86	(60)	—
Changes in operating assets and liabilities, net of effects of discontinued operations and acquisitions:
Trade accounts receivable	(227)	235	(3,773)
Unbilled accounts receivable and deferred revenue	903	(2,353)	601
Inventories	(1,085)	(124)	5
Prepaid expenses and other assets	(1,738)	(951)	671
Trade accounts payable and accrued expenses	4,168	(409)	1,868
Operating lease liabilities	(1,427)	(866)	—
Net cash provided by (used in) operating activities - continuing operations	8,888	(462)	(195)
Net cash used in operating activities - discontinued operations	(2,398)	(3,365)	(5,633)
Net cash provided by (used in) in operating activities	6,490	(3,827)	(5,828)
Cash flows from investing activities
Purchases of property and equipment	(601)	(409)	(486)
Purchase of short-term investments	(23,655)	(33,786)	(4,079)
Maturities of investments	32,025	24,225	7,463
Capitalized software development costs	(767)	(633)	(660)
Cash paid in business acquisition, net of cash acquired	(15,000)	(5,581)	—
Net proceeds from sale of Vehicle Sensors	—	—	107
Net cash provided by (used in) investing activities - continuing operations	(7,998)	(16,184)	2,345
Net cash provided by (used in) investing activities - discontinued operations	9,740	(59)	—
Net cash provided by (used in) investing activities	1,742	(16,243)	2,345
Cash flows from financing activities
Proceeds from stock option exercises	2,633	256	85
Proceeds from ESPP purchases	448	370	365
Tax withholding payments for net share settlements of restricted stock units	(208)	(15)	(48)
Proceeds from issuance of common stock, net of costs	—	26,751	—
Net cash provided by financing activities - continuing operations	2,873	27,362	402
Net cash provided by financing activities - discontinued operations	—	—	—
Net cash provided by financing activities	2,873	27,362	402
Increase (decrease) in cash, cash equivalents and restricted cash	11,105	7,292	(3,081)
Cash, cash equivalents and restricted cash at beginning of period	14,363	7,071	10,152
Cash, cash equivalents and restricted cash at end of period	$25,468	$14,363	$7,071
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$183	$63	$4
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$15	$7	$6
Lease liabilities arising from obtaining right-of-use assets	$689	$581	$—
Deferred purchase price receivable	$1,500	$—	$—
Issuance of common stock in connection with acquisition	$—	$4,535	$—
Deferred consideration related to TrafficCast acquisition	$2,050	$—	$—
Working capital adjustment related to TrafficCast acquisition	$681	$—	$—
See accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
March 31, 2021

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris", the "Company", "we", "our", and "us") is a provider of smart mobility infrastructure solutions. Our solutions enable public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive.
As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service ("SaaS") offerings, specialized consulting services and end-to-end solutions delivered as cloud-enabled managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States ("U.S.") and internationally.
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
We continue to make significant investments to leverage our existing technologies and further expand our advanced detection sensors, transportation performance analytics systems, and specialized consulting services and cloud-enabled managed services in the smart mobility infrastructure management market, and we are always exploring strategic alternatives intended to optimize the value of our Company.
Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
Recent Developments
COVID-19 Update
The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than twelve months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. While there has been no material impact to our business during the fiscal year ended March 31, 2021, we did experience some work delays due to the Pandemic. Should such conditions become protracted or worsen or should longer term budgets or priorities of our clients be impacted, the Pandemic could negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the distribution, rate of adoption and efficacy of vaccines, the impact on capital and financial markets and the related impact on the budgets and financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, the Company has taken certain actions to preserve its liquidity, manage cash flow and strengthen its financial flexibility. Such actions include, but are not limited to, reducing discretionary spending, reducing capital expenditures, implementing restructuring activities, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts. Refer to Note 4, Restructuring Activities, to the Consolidated Financial Statements.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
1. Description of Business and Summary of Significant Accounting Policies (Continued)
certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. Refer to Note 6, Income Taxes, to the Consolidated Financial Statements.
The Company assessed the impacts of the Pandemic on the estimates and assumptions used in preparing these audited consolidated financial statements. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the Pandemic and its resulting impact on global economic conditions. If economic conditions caused by the Pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. See below for areas that required more judgments and estimates as a result of the Pandemic. The Company will continue to assess the effect on its operations by monitoring the spread of the Pandemic and the actions implemented to combat the virus throughout the world and its assessment of the impact of the Pandemic may change.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “TrafficCast Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TrafficCast Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “TrafficCast Business”). The transaction closed on December 7, 2020.
Under the TrafficCast Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the TrafficCast Business and assumed certain specified liabilities of the TrafficCast Business in exchange for a total purchase price of up to $17.7 million, with $15.0 million paid in cash on the closing date, $1.0 million held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, $1.1 million acquisition-related liability, and a $1.0 million earn out, fair valued at $0.6 million as of March 31, 2021, that if earned, will be paid over two years based on the TrafficCast Business’ achievement of certain revenue targets. The TrafficCast Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the TrafficCast Business at closing (see Note 12, Acquisitions, to the Consolidated Financial Statements).
The parties also entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business uses to support its real-time and predictive travel data and associated content.
Public Offering and Acquisition of Albeck Gerken, Inc.
On June 13, 2019, the Company completed an underwritten public offering of 6,182,797 shares of the Company's common stock for net proceeds to the Company of approximately $26.8 million, after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used approximately $6.2 million of the net proceeds of this offering to pay the cash portion of the purchase price in the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida (see Note 12, Acquisitions, to the Consolidated Financial Statements), and plans to use the balance of the net proceeds for general corporate purposes and possibly for other future acquisitions.
Sale of Agriculture and Weather Analytics Segment
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics ("AWA") segment to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to an Asset Purchase Agreement (the “AWA Purchase Agreement”) signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing on May 5, 2020, the Company received $10.5 million in cash and $1.5 million of deferred payment, of which $1.45 million has been paid by DTN at the 12-month anniversary of the closing date, and $0.05 million will be paid by DTN at the 18-month anniversary of the closing date, subject to satisfactions of the conditions set forth in the AWA Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. See Note 3, Discontinued Operations, to the Consolidated Financial Statements, for further details on the sale of the Agriculture and Weather Analytics segment.

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
1. Description of Business and Summary of Significant Accounting Policies (Continued)
Restructuring Activities
On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics segment, the Board of Directors of the Company approved restructuring activities to better position the Company for increased profitability and growth. Restructuring charges of approximately $1.5 million were incurred for separation costs for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company, and the impairment of certain lease-related assets (see Note 4, Restructuring Activities, to the Consolidated Financial Statements).
Basis of Presentation
Our consolidated financial statements include the accounts of Iteris, Inc. and all its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made in the preparation of the consolidated financial statements include, but not limited to, recoverability of long-lived and intangible assets; fair value of acquired intangible assets and goodwill; collectability of accounts receivable and related allowance for doubtful accounts; projections of taxable income used to assess realizability of deferred tax assets; warranty reserves; costs to complete long-term contracts; indirect cost rates used in cost plus contracts; fair value of stock option awards and equity instruments; estimates of future cash flows used to assess the recoverability of the impairment of goodwill; fair value of contingent consideration and capitalization and estimated useful life of the Company's internal-use software development costs. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to our customers, in a gross amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenue from contracts with customers.
Product revenue related contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term and these purchase orders are short-term in nature. Product revenue is recognized at a point in time upon shipment or upon customer receipt of the product, depending on shipping terms. The Company determined that this method best represents the transfer of goods as transfer of control typically occurs upon shipment or upon customer receipt of the product.
Service revenues, primarily derived from our Transportation Systems segment, are primarily from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials ("T&M") and Cost Plus Fixed Fee ("CPFF") contracts are considered variable consideration. However, performance obligations with these fee types qualify for the "Right to Invoice" Practical Expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company's performance completed to date.
Service revenues also consist of revenues derived from maintenance and support, extended warranty, and the use of the Company's service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance and

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
1. Description of Business and Summary of Significant Accounting Policies (Continued)
support, extended warranty, monthly active user fees, software-as-a-service ("SaaS") fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.
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
The Company's typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Product Revenues
Standard purchase orders for delivery of a tangible product	Upon shipment (point in time)	Within 30 days of delivery	Observable transactions
Engineering services where the deliverable is considered a product	As work is performed (over time)	Within 30 days of services being invoiced	Estimated using a cost-plus margin approach
Service Revenues
Engineering and consulting services	As work is performed (over time)	Within 30 days of services being invoiced	Estimated using a cost-plus margin approach
SaaS	Over the course of the SaaS service once the system is available for use (over time)	At the beginning of the contract period	Estimated using a cost-plus margin approach
Extended warranty service	Over the course of the extended warranty period (over time)	At the beginning of the contract period	Estimated using a cost-plus margin approach
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into reportable segments and the nature of the products and services. See Note 13, Business Segments, Significant Customer and Geographic Information for further details.
Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net in the accompanying consolidated balance sheet at their net estimated realizable value.
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
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented as unbilled accounts receivable in the accompanying consolidated balance sheet. For example, we would record a

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
1. Description of Business and Summary of Significant Accounting Policies (Continued)
contract asset if we record revenue on a professional services engagement, but are not entitled to bill until we achieve specified milestones.
Our contract assets and refund liabilities are reported in a net position on a contract basis at the end of each reporting period. Refund liabilities are consideration received in advance of the satisfaction of performance obligations.
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of March 31, 2021 and 2020, there was approximately $3.2 million and $1.2 million, respectively, of contract fulfillment costs which are presented in the accompanying consolidated balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2021 and 2020, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial primarily as a result of termination provisions within our contracts which make the duration of the accounting term of the contract one year or less.
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
The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (for example, sales, use, value added, and some excise taxes). This employs the practical expedient under ASC 606-10-32-2A. Sales taxes are presented on a net basis (excluded from revenues) in the accompanying consolidated statements of operations.
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
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
We currently have, and historically have had, a diverse customer base. For the fiscal years ended March 31, 2021 ("Fiscal 2021") and, March 31, 2020 ("Fiscal 2020"), no individual customer represented greater than 10% of our total revenues. For the fiscal year ended March 31, 2019 ("Fiscal 2019"), one individual customer represented approximately 24% of our total revenues. As of March 31, 2021 and 2020, no individual customer represented greater than 10% of our total accounts receivable.
Fair Values of Financial Instruments
The accounting guidance provided in ASC 820, Fair Value Measurements ("ASC 820") for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
Level 2—Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the assets or liabilities.
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The Company applies fair value accounting for all financial instruments on a recurring basis. The Company's financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. All marketable securities are considered to be available-for-sale and recorded at their estimated fair values. In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash and short-term investments with initial maturities of 90 days or less.
As of March 31, 2021 and 2020 restricted cash was 0.3 million and 0.1 million, respectively, related to cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 10 for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
1. Description of Business and Summary of Significant Accounting Policies (Continued)

	Year Ended March 31,
	2021	2020
Cash and cash equivalents	$25,205	$14,217
Restricted cash	263	146
	$25,468	$14,363
Investments
The Company's investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders' equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 5). As of March 31, 2021, all of our investments are available-for-sale.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers' financial condition. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. The allowance for doubtful accounts was $1.0 million and $0.8 million as of March 31, 2021 and 2020, respectively.
Inventories
Inventories consist of finished goods, work-in-process and raw materials and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

Property and Equipment

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
1. Description of Business and Summary of Significant Accounting Policies (Continued)
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life of the related assets ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.
Intangible Assets
Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment at least annually.
Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company's business. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets.
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual quantitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required, if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of March 31, 2021 and 2020, we determined that no adjustments to the carrying value of goodwill were required.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived and intangible assets. During the three months ended June 30, 2020, we recorded $0.3 million in impairment charges related to right-of-use assets and leasehold improvements directly resulting from the restructuring activities. During the fiscal years ended March 31, 2021 and 2020, there was no additional impairment to our long-lived and intangible assets.
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
1. Description of Business and Summary of Significant Accounting Policies (Continued)
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
Warranty
We generally provide a one to three years warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
1. Description of Business and Summary of Significant Accounting Policies (Continued)
sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying consolidated balance sheets. We do not provide any service-type warranties.
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
Comprehensive Loss
The difference between net income (loss) and comprehensive income (loss) was de minimis for Fiscal 2021, Fiscal 2020 and Fiscal 2019.
Recent Accounting Pronouncements
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
2. Supplementary Financial Information
Inventories
The following table presents details regarding our inventories:

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
2. Supplementary Financial Information (Continued)

	March 31,
	2021	2020
	(In thousands)
Materials and supplies	$2,714	$1,380
Work in process	435	162
Finished goods	1,917	1,498
	$5,066	$3,040
Property and Equipment, net
The following table presents details of our property and equipment, net:

	March 31,
	2021	2020
	(In thousands)
Equipment	$6,806	$6,222
Leasehold improvements	3,046	2,911
Accumulated depreciation	(7,929)	(7,298)
	$1,923	$1,835
Depreciation expense was approximately $0.7 million, $0.8 million and $0.8 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Approximately $0.2 million, $0.3 million, and $0.3 million of the depreciation expense was recorded to cost of revenues, and approximately $0.5 million, $0.5 million, and $0.5 million was recorded to operating expenses in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, in the accompanying consolidated statements of operations.
Intangible Assets
The following table presents details regarding our intangible assets:

	March 31, 2021			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(1,594)	$3,392	$1,286	$(1,286)	$—
Customer contracts / relationships	9,550	(1,547)	8,003	3,750	(688)	3,062
Trade names and non-compete agreements	782	(683)	99	770	(613)	157
Capitalized software development costs	5,177	(2,374)	2,803	4,423	(1,576)	2,847
Total	$20,495	$(6,198)	$14,297	$10,229	$(4,163)	$6,066
Amortization expense for intangible assets subject to amortization was approximately $2.0 million, $1.3 million and $0.6 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Approximately $0.5 million, $0.5 million and $0.4 million of the intangible asset amortization was recorded to cost of revenues, and approximately $1.5 million, $0.8 million and $0.3 million was recorded to amortization expense for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, in the consolidated statements of operations. The weighted average remaining useful lives of the intangible assets as of March 31, 2021 is 5.1 years.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-complete agreements. Our net customer contracts/relationships have a useful life of 6 years. Our net trade names and non-compete agreements have a useful life of 3 years. Our net capitalized software development costs of approximately $2.8 million and $2.9 million primarily consisted of our Oracle Enterprise Resource Planning ("ERP") system design and implementation of approximately $1.7 million and $1.9 million as of March 31, 2021 and 2020, respectively, which has a useful life of 10 years.

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
2. Supplementary Financial Information (Continued)
As of March 31, 2021, the future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2022	3,216
2023	2,999
2024	2,779
2025	2,318
2026	1,257
Thereafter	1,716
$14,285
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Goodwill
The following table presents the carrying value of our goodwill by reportable segments for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Balance—March 31, 2021
Goodwill	$8,214	$20,346	$28,560
Acquired goodwill (see Note 12)	4,044	3,706	7,750
Accumulated impairment losses	—	(7,970)	(7,970)
	$12,258	$16,082	$28,340
Balance—March 31, 2020
Goodwill	$8,214	$14,906	$23,120
Acquired goodwill (Note 12)	—	5,440	5,440
Accumulated impairment losses	—	(7,970)	(7,970)
	$8,214	$12,376	$20,590
Balance—March 31, 2019
Goodwill	$8,214	$14,906	$23,120
Accumulated impairment losses	—	(7,970)	(7,970)
	$8,214	$6,936	$15,150
Warranty Reserve Activity
The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of fiscal year	$416	$463	$403
Additions charged to cost of sales	508	649	647
Warranty claims	(355)	(696)	(587)
Balance at end of fiscal year	$569	$416	$463

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
2. Supplementary Financial Information (Continued)
Earnings Per Share
The following table sets forth the computation of basic and diluted loss from continuing operations per share:

	Year Ended March 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$491	$(1,758)	$(2,793)
Net income (loss) from discontinued operations, net of tax	9,643	(3,852)	(5,023)
Net income (loss)	$10,134	$(5,610)	$(7,816)
Denominator:
Weighted average common shares used in basic computation	41,176	39,012	33,266
Dilutive stock options	423	—	—
Weighted average common shares used in diluted computation	41,599	39,012	33,266
Basic:
Net income (loss) per share from continuing operations:	$0.01	$(0.04)	$(0.08)
Net income (loss) per share from discontinued operations:	$0.23	$(0.10)	$(0.15)
Net income (loss) per basic share	$0.24	$(0.14)	$(0.23)
Diluted:
Net income (loss) per share from continuing operations:	$0.01	$(0.04)	$(0.08)
Net income (loss) per share from discontinued operations:	$0.23	$(0.10)	$(0.15)
Net income (loss) per diluted share	$0.24	$(0.14)	$(0.23)
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted loss per share from continuing operations as their effect would have been anti-dilutive for the years ended March 31, 2020 and 2019:

	Year Ended March 31,
	2021	2020	2019
	(In thousands)
Stock options	3,935	6,190	5,056
Restricted stock units	126	110	12
3. Discontinued Operations
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics segment to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to the AWA Purchase Agreement signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing on May 5, 2020, the Company received $10.5 million in cash, $1.45 million has been paid by DTN at the 12-month anniversary of the closing date, and $0.05 million will be paid by DTN at the 18-month anniversary of the closing date, subject to satisfactions of the conditions set forth in the Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. The AWA Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
The sale of the Agriculture and Weather Analytics segment was a result of the Company’s shift in strategy to focus on its smart mobility infrastructure management solutions and to capitalize on the potential for a future partnership upon the sale of this business component to DTN. We have determined that the Agriculture and Weather Analytics segment, which constituted

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
3. Discontinued Operations (Continued)
one of our operating segments, qualifies as a discontinued operation in accordance with the criteria set forth in ASC 205-20, Presentation of Financial Statements – Discontinued Operations.
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics segment for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the operations and business. The Company earned approximately $0.2 million in income and incurred approximately $0.1 million in costs associated with the TSA for the year ended March 31, 2021, which were included in income (loss) from discontinued operations on the accompanying consolidated statement of operations.
The related assets and liabilities of the Agriculture and Weather Analytics segment were reclassified to assets and liabilities of discontinued operations as of March 31, 2021 and March 31, 2020 on the accompanying consolidated balance sheets. The following table is a summary of major classes of assets and liabilities of discontinued operations:

	March 31, 2021	March 31, 2020
	(In thousands)
Assets
Trade accounts receivable, net of allowance for doubtful accounts	$—	$863
Unbilled accounts receivable	—	504
Prepaid expenses and other current assets	—	109
Total current assets of discontinued operations	—	1,476
Property and equipment, net	—	107
Right-of-use assets	78	446
Other classes of assets that are not major	—	73
Total noncurrent assets of discontinued operations	78	626
Total assets of discontinued operations	$78	$2,102

Liabilities
Trade accounts payable	$—	$254
Accrued liabilities	—	91
Accrued payroll and related expenses	—	933
Deferred revenue	—	1,550
Current Lease Liabilities	94	—
Total current liabilities of discontinued operations	94	2,828
Noncurrent Lease liabilities	261	357
Total liabilities of discontinued operations	$355	$3,185

The results of operations for the Agriculture and Weather Analytics segment were included in net income (loss) from discontinued operations on the accompanying consolidated statements of operations. The following table provides information regarding the results of discontinued operations:

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
3. Discontinued Operations (Continued)

	Year Ended March 31,
	2021	2020	2019
Service revenue	$695	$6,714	$5,816
Cost of service revenues	350	2,566	2,472
Gross profit	345	4,148	3,344

Operating expenses:
Selling, general and administration	780	3,718	4,304
Research and development	407	4,282	4,063
Restructuring charges	837	—	—
Total operating expenses	2,024	8,000	8,367
Operating loss from discontinued operations	(1,679)	(3,852)	(5,023)
Other income, net	72	—	—
Loss from discontinued operation before income tax	(1,607)	(3,852)	(5,023)
Income tax expense	(47)	—	—
Net loss from discontinued operations	(1,654)	(3,852)	(5,023)
Gain on disposal of discontinued operations before income tax	11,315	—	—
Income tax expense on gain on disposal	(18)	—	—
Gain on disposal of discontinued operations after income tax	11,297	—	—
Net income (loss) from discontinued operations	$9,643	$(3,852)	$(5,023)

The following table provides information on the gain recorded on the sale of the Agriculture and Weather Analytics segment for the year ended March 31, 2021. These amounts reflect the closing balance sheet of the Agriculture and Weather Analytics segment upon the closing of the sale on May 5, 2020 (in thousands).

Initial proceeds from sale, net of transaction costs	$9,440
Closing working capital adjustment	250
Deferred payments of purchase price	1,500
Total purchase considerations	11,190

Trade accounts receivable, net of allowance for doubtful accounts	1,060
Unbilled accounts receivable	488
Other classes of assets that are not major	194
Total Agriculture and Weather Analytics segment assets	1,742

Trade accounts payable	349
Deferred revenue	1,518
Total Agriculture and Weather Analytics segment liabilities	1,867
Gain on sale of Agriculture and Weather Analytics segment	$11,315

The initial proceeds were net of transaction costs of approximately $1.1 million.
4. Restructuring Activities
On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics segment, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth, and the Company incurred total restructuring charges of approximately $1.5 million, primarily resulting from a separation for certain

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
4. Restructuring Activities (Continued)
employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company and lease impairment related to our Grand Forks, North Dakota facility.
The following table presents the restructuring and severance costs for our reportable segments, as well as corporate expenses, for the fiscal year ended March 31, 2021 (in thousands):

	Roadway Sensors	Transportation Systems	Agriculture and Weather Analytics	Corporate	Total
Severance and benefits	$110	$43	$524	$428	$1,105
Lease impairment and other costs	—	—	313	38	351
Total restructuring and severance costs	$110	$43	$837	$466	$1,456
During the year ended March 31, 2021, approximately $0.6 million of the restructuring costs were recorded to restructuring charges in the accompanying consolidated statements of operations, and approximately $0.8 million of the restructuring costs were recorded to loss from discontinued operations in the accompanying consolidated statements of operations.
As of March 31, 2021, we have accrued approximately $0.1 million for severance and benefits related to the restructuring activities in accrued payroll and related expenses in the accompanying consolidated balance sheet. Our restructuring activities during the fiscal years ended March 31, 2021 were as follows (in thousands):

Balance at March 31, 2020	$—
Charged to expenses	1,105
Cash payments	(1,005)
Balance at March 31, 2021	$100
5. Fair Value Measurements
We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2021 or 2020, except for the contingent consideration of $0.6 million (with $0.2 million due in the next 12 months) related to the earn-out as part of the TrafficCast acquisition. Our non-financial assets, such as goodwill, intangible assets, property and equipment, and acquired assets and liabilities assumed are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. Our non-financial assets, such as goodwill, intangible assets, property and equipment, securities held in the deferred compensation plan and the liabilities associated with the deferred compensation plan, and acquired assets and liabilities assumed are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets. In Fiscal 2021, Fiscal 2020 and Fiscal 2019, Level 3 inputs were used to evaluate the fair value of the contingent consideration and goodwill in our two reporting units that had goodwill balances. No other non-financial assets were measured at fair value as of March 31, 2021 and March 31, 2020.
The following tables present the Company's financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
5. Fair Value Measurements (Continued)

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Loss		Gross Unrealized Gain	Estimated Fair Value
Assets:	(In thousands)
Level 1:
Money market funds	$4,676	$—		$—	$4,676
Securities held in deferred compensation plan (1)	89	—		11	100
Subtotal	4,765	—		11	4,776
Level 2:
Commercial paper	4,999	—		—	4,999
Corporate notes and bonds	1,085	—		—	1,085
US treasuries	4,600	—		—	4,600
Subtotal	10,684	—		—	10,684
Total	$15,449	$—		$11	$15,460

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$100	$—		$11	$111
Level 3:
Contingent consideration (3)	600	—	—	—	600
Total	$700	$—		$11	$711

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,576	$(1)	$—	$10,575
Subtotal	10,576	(1)	—	10,575
Level 2:
Commercial paper	1,495	(1)	—	1,494
Corporate notes and bonds	6,044	(22)	—	6,022
US treasuries	3,013	—	20	3,033
US government agencies	1,007	—	—	1,007
Subtotal	11,559	(23)	20	11,556
Total	$22,135	$(24)	$20	$22,131
(1) Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s consolidated balance sheet.
(3) Included in other long-term liabilities on the Company’s consolidated balance sheet.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2021.

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
6. Income Taxes
The components of current and deferred federal and state income tax (benefit) provision are as follows:

	Year Ended March 31,
	2021	2020	2019
	(In thousands)
Income (loss) from continuing operations before income taxes	$606	$(1,598)	$(2,757)
Current income tax provision:
Federal	—	—	—
State	67	34	36
Total current tax provision	67	34	36
Deferred income tax benefit:
Federal	21	105	—
State	27	21	—
Total deferred benefit provision	48	126	—
Provision for income taxes on continued operations	115	160	36
Income (loss) from continuing operations, net of taxes	$491	$(1,758)	$(2,793)
The reconciliation of our income tax (benefit) provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2021	2020	2019
	(In thousands)
Provision (benefit) for income taxes at statutory rates	$90	$(1,095)	$(1,634)
State income taxes net of federal benefit	(177)	(198)	(620)
Tax credits	(663)	(658)	(343)
Compensation charges	313	151	199
Change in valuation allowance	523	1,913	2,385
Other	29	47	49
Provision for income taxes	$115	$160	$36

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
6. Income Taxes (Continued)
The components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating losses	$2,186	$4,284
Capitalized R&D	2,282	3,520
Credit carry forwards	4,088	3,510
Deferred compensation and payroll	2,475	2,304
Bad debt allowance and other reserves	930	656
Operating leases	—	219
Property and equipment	354	60
Other, net	765	556
Total deferred tax assets	13,080	15,109
Valuation allowance	(12,349)	(14,163)
Total deferred tax assets, net of valuation allowance	731	946
Deferred tax liabilities:
Acquired intangibles	(297)	(596)
Goodwill	(672)	(540)
Total deferred tax liabilities	(969)	(1,136)
Net deferred tax liabilities	$(238)	$(190)
At March 31, 2021, we had $3.2 million in federal research credits that begin to expire in 2031 and $1.2 million in state tax credits that begin to expire in 2023. We had $7.7 million of federal net operating loss carryforwards at March 31, 2021 that do not expire as a result of recent tax law changes. We also had $5.9 million of state net operating loss carryforwards at March 31, 2021 that begin to expire in 2031.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we considered it appropriate to maintain valuation allowances of $12.3 million and $14.2 million against our deferred tax assets at March 31, 2021 and 2020, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
The Company is currently evaluating the impact of final IRS regulations under Internal Revenue Code section 263A relating to inventory capitalization for tax purposes. The Company does not expect there to be a material impact to the financial statements.
Unrecognized Tax Benefits

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
6. Income Taxes (Continued)
As of March 31, 2021 and 2020, our gross unrecognized tax benefits were approximately $1.1 million and $1.0 million, respectively, of which approximately $1.0 million and $0.9 million, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are approximately $1.0 million and $0.8 million, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2021	2020	2019
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$952	$687	$586
Increases for tax positions taken in prior years	35	101	2
Decreases for tax positions taken in prior years	0	—	—
Increases for tax positions taken in the current year	104	180	116
Lapse in statute of limitations	(12)	(16)	(17)
Gross unrecognized tax benefits at March 31	$1,079	$952	$687
We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2018 or later, and state and local income tax examination for fiscal tax years ended March 31, 2017 or later. However, if net operating loss carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.
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
8. Right-of-Use Assets and Lease Liabilities
On April 1, 2019, the Company adopted ASU 2016-02, Leases and recognized (a) an operating lease liability of $14.2 million, which represents the present value of our remaining lease payments and (b) a related right-of-use asset of $13.4 million. In addition, the Company derecognized approximately $0.8 million of deferred rent liability. The adoption of ASU 2016-02 did not have a material impact on the Company's statement of operations, cash flows, or stockholders' equity. Due to the adoption of the standard using the modified retrospective cumulative-effect adjustment method, there were no changes to our previously reported results prior to April 1, 2019.
We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
8. Right-of-Use Assets and Lease Liabilities(Continued)
The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet as follows:

	Classification	March 31, 2021
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$11,353
Operating lease right-of-use-assets - discontinued operations	Noncurrent assets of discontinued operations	78
Total operating lease right-of-use-assets		$11,431

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$2,089
Operating lease liabilities (short-term) - discontinued operations	Current liabilities of discontinued operations	94
Total operating lease liabilities (short-term)		2,183
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	10,146
Operating lease liabilities (long-term) - discontinued operations	Noncurrent liabilities of discontinued operations	261
Total operating lease liabilities (long-term)		10,407
Total operating lease liabilities		$12,590
Lease Costs
For Fiscal 2021, Fiscal 2020 and Fiscal 2019, lease costs totaled approximately $2.7 million, $2.6 million and $1.9 million, respectively. The Company currently has no variable lease costs.
Supplemental Information
The table below presents supplemental information related to operating leases during the fiscal year ended March 31, 2021 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,847
Right-of-use assets obtained in exchange for new operating lease liabilities	$689
Weighted average remaining lease term	6
Weighted average discount rate	5.0%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2021:

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
8. Right-of-Use Assets and Lease Liabilities(Continued)

Fiscal Year Ending March 31,	Operating Leases	Sublease Income	Net Operating Leases
(In thousands)
2022	$2,750	$9	$2,741
2023	2,513	—	2,513
2024	2,348	—	2,348
2025	2,076	—	2,076
2026	1,865	—	1,865
Thereafter	3,031	—	3,031
Total lease payments	14,583	$9	$14,574
Less imputed interest	(1,993)
Present value of future lease payments	12,590
Less current obligations under leases	(2,183)
Long-term lease obligations	$10,407
9. Stockholders' Equity
Preferred Stock
Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2021 and 2020, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.
In August 2009, our Board of Directors adopted a stockholder rights plan, which calls for preferred stock purchase rights (each, a "Right") to be distributed, as a dividend, at the rate of one Right for each share of common stock held as of September 3, 2009. Each Right will entitle holders of common stock to buy one one-thousandth of one share of Series A Junior Participating Preferred Stock of Iteris. A further description and terms of the Rights are set forth in the Rights Agreement dated August 20, 2009 (as amended in August 2012) by and between Iteris and Computershare Trust Company, N.A. ("Computershare"), as rights agent. In connection with the stockholder rights plan, our Board of Directors approved the adoption of a Certificate of Designations, which created the Series A Junior Participating Preferred Stock, and likewise authorized the filing of a Certification of Elimination to eliminate the two series of junior participating preferred stock, which were originally created in April 1998 in connection with our previous stockholder rights plan which expired in 2008. Effective on September 28, 2018, an amendment was entered into by and between Iteris and Computershare to accelerate the expiration of the Rights from August 20, 2019 to September 28, 2018, wherein all of the Rights distributed to the holders of the Company's common stock pursuant to the Rights Agreement expired.
Common Stock Reserved for Future Issuance
The following summarizes common stock reserved for future issuance at March 31, 2021:

Number of Shares
(In thousands)
Stock options outstanding	5,623
Restricted stock units outstanding	448
Performance stock units outstanding	61
Authorized for future issuance under stock incentive plans	595
6,727
10. Employee Benefit Plans
Stock Incentive Plans

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
10. Employee Benefit Plans (Continued)
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
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan (the "2007 Plan") and the 2016 Omnibus Incentive Plan (the "2016 Plan"). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), cash incentive awards and other stock-based awards. At March 31, 2021, there were approximately 0.6 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.6 million as of March 31, 2021.
Stock Options
A summary of activity in the Omnibus Incentive Plans with respect to our stock options for Fiscal 2021 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2020	5,934	$3.99	7.2	2,095
Granted	831	4.90
Exercised	(743)	1.69
Forfeited	(378)	4.84
Expired	(21)	2.32
Options outstanding at March 31, 2021	5,623	1.99	6.8	11,659
As of March 31, 2021, 3,444 stock options were exercisable.
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
10. Employee Benefit Plans (Continued)
A summary of activity with respect to our RSUs for Fiscal 2021 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2020	404	$5.16	2.0	1,295
Granted	239	3.13
Vested	(189)	5.13
Forfeited	(6)	5.52
RSUs outstanding at March 31, 2021	448	4.08	7.8	2,764
Stock-Based Compensation
The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2021	2020	2019
	(In thousands)
Cost of revenues	$209	$143	$122
Selling, general and administrative expense	2,517	2,271	1,680
Research and development expense	134	81	59
Restructuring activities	42	—	—
Loss from discontinued operations	(57)	290	295
Total stock-based compensation	$2,845	$2,785	$2,156
At March 31, 2021, there was approximately $4.7 million, $1.6 million and $0 of unrecognized compensation expense related to unvested stock options, RSUs, and PSUs respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.8 years for stock options, 1.6 years for RSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2021	2020	2019
Expected life—years	6.7	6.8	5.9
Risk-free interest rate	1.0%	2.2%	2.7%
Expected volatility of common stock	47%	47%	43%
Dividend yield	0%	0%	0%
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
10. Employee Benefit Plans (Continued)
A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$2.38	$2.52	$1.89
Intrinsic value of options exercised	$1,494	$378	$114
Employee Incentive Programs
Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2021, 2020 and 2019.
We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible employees voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after one month of service. Our matching contributions under the 401(k) Plan were approximately $1.4 million, $1.3 million and $1.2 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
Other Stock-Based Compensation Plans
Beginning January 1, 2018, the Company adopted an ESPP which allows employees to withhold a percentage of their base compensation to purchase the Company's common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. During Fiscal 2021, Fiscal 2020, and Fiscal 2019, 97,000, 91,000 and 92,000 shares, respectively, were purchased. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.
As of March 31, 2021, approximately $0.3 million of cash was restricted for the purchase of shares under the ESPP and is recorded as restricted cash in the accompanying consolidated balance sheets.
Deferred Compensation Plan
Effective October 1, 2020, the Company adopted the Iteris, Inc. Non Qualified Deferred Compensation Plan (the "DC Plan"). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible key employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of non-employee members of our Board of Directors. Key employees, including our executive officers, and our non-employee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials are eligible to participate in the DC Plan. Under the DC Plan, we will provide participants with the opportunity to make annual elections to defer a percentage of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of equity awards are credited to a bookkeeping account established in the name of the participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the equity award subject to the election. The Company established a rabbi trust to finance our obligations under the DC Plan with corporate-owned life insurance policies on participants, and the assets held within this trust are subject to the claims of the Company's creditors.
As of March 31, 2021, the amount invested under the DC Plan totaled $0.09 million and are classified as trading securities, which are recorded at fair market value with changes recorded as adjustments to other income. This amount is included in prepaid expenses and other current assets on the consolidated balance sheets.
As of March 31, 2021, the vested amounts under the DC Plan totaled $0.1 million and are included in accrued payroll and related expenses on the consolidated balance sheets. Changes in the deferred compensation plan liabilities are recorded as an adjustment to compensation expense.

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
10. Employee Benefit Plans (Continued)
As of March 31, 2021, no equity awards were deferred and held in the rabbi trust. The shares deferred and held in the rabbi trust will be classified as treasury stock, and the liability to participating employees will be classified as deferred compensation obligations in the stockholders' equity section of the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations will be included in the denominator in both the basic and diluted earnings per share calculations.
The cash surrender value of the corporate-owned insurance policies totaled $0.07 million and is included in prepaid expenses and other current assets on the consolidated balance sheets.
Employment Inducement Incentive Plan
On December 4, 2020, the Board of Directors approved the Iteris, Inc. 2020 Employment Inducement Incentive Award Plan (the “Inducement Plan”) in conjunction with the TrafficCast acquisition. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Omnibus Incentive Plan with the exception that incentive stock options may not be granted under the Inducement Plan. The Inducement Plan was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
The Board of Directors has initially reserved 300,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, and only if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
During the fiscal year ended March 31, 2021, the Company granted 95,000 stock options and 84,914 restricted stock units to TCI employees under the Inducement Plan.
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
For our fiscal years ended March 31, 2021, 2020, and 2019 we did not repurchase any shares. From inception of the program in August 2011 through March 31, 2021, we repurchased approximately 3,422,000 shares of our common stock for an aggregate price of approximately $5.6 million, at an average price per share of $1.63. As of March 31, 2021, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2021, approximately 1.7 million remains available for the repurchase of our common stock under our current program.
12. Acquisitions
TrafficCast Acquisition
On December 7, 2020, the Company completed the acquisition of the assets of TrafficCast, a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to media, mobile technology, automotive and public sector customers throughout North America. Under the TrafficCast Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the TrafficCast Business and assumed certain specified liabilities of the TrafficCast Business.

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
12. Acquisition (Continued)
The aggregate acquisition-date fair value of the consideration transferred totaled approximately $17.7 million, which consisted of the following:

Fair Value
(in thousands)
Cash	$15,000
Security hold back	1,000
Acquisition-related liabilities	1,131
Contingent consideration	600
Total	$17,731
The security hold back relates to amounts held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, and is included in other long-term liabilities on the consolidated balance sheets. Acquisition-related liabilities include customary post-closing adjustments, as well as short term liabilities related to certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services. These items are included in accrued liabilities on the consolidated balance sheets. Contingent consideration relates to a $1.0 million earn out, that if earned, will be paid over two years based on the TrafficCast Business’ achievement of certain revenue targets. This item is included in other long-term liabilities on the consolidated balance sheets.
TrafficCast operates two lines of business – commercial and public sector – each of which contributes about 50% of total revenue. Its commercial line of business develops software that collects, filters, and models real-time traveler information and traffic incident data for global media companies and other commercial customers. Its public sector line of business provides sensors and related software that help state and local agencies measure, visualize, and manage traffic flow. The management team has deep experience in traffic management systems, traffic flow theory and probe data technologies, as well as mobile services, digital content and media marketing. The commercial line of business is presented in the results of the Transportation Systems segment, while the public sector line of business is presented in the results of the Roadway Sensors segment. Since the date of acquisition, TrafficCast contributed approximately $2.7 million of service revenue and approximately $1.4 million of product revenue, as well as approximately $1.0 million of net loss.
The acquisition of TrafficCast has been accounted for as a business combination. We estimated the fair values of net assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill.
The following tables summarize the preliminary purchase price allocation (in thousands) as of December 7, 2020:

Trade accounts receivable	$2,087
Unbilled accounts receivable	596
Inventories	941
Right-of-use assets	193
Property and equipment	233
Intangible assets	9,500
Goodwill	7,750
Other assets	242
Total assets acquired	21,542
Accounts payable	1,026
Deferred revenue	2,460
Lease liabilities	193
Other liabilities	132
Total liabilities assumed	3,811
Total purchase price	$17,731

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
12. Acquisition (Continued)
The fair values of the TrafficCast Business and liabilities, other than goodwill and intangible assets, noted above approximate their carrying values at December 7, 2020. There was no difference between the fair value of trade accounts receivables and the gross contractual value of those receivables. There are no contractual cash flows related to these receivables that are not expected to be collected. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of TrafficCast is included within the Company’s Roadway Sensors and Transportation Systems reporting units and was included in the annual review for impairment. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationship and developed technology, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company used the replacement cost method with consideration of opportunity costs to estimate the fair value of the technology. The fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value.
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
Pursuant to a Stock Purchase Agreement dated June 10, 2019 among the Company, AGI and the stockholders of AGI (the "Selling Shareholders"), the Company acquired all of the outstanding capital stock of AGI from the Selling Shareholders for an aggregate purchase price of $10.8 million, after working capital adjustments, payable in cash and stock, of which 114,943 shares were held in escrow for 18 months to secure performance of indemnification and other post-closing obligations of the Selling Shareholders.
The acquisition of AGI has been accounted for as a business combination. We estimated the fair values of net assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill.

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
12. Acquisition (Continued)
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
The following table presents the fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	3,500	6
Non-compete agreement	210	3
Total intangible assets assumed	3,710
Acquisition-Related Costs
In connection with the acquisition of AGI, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock units at $5.22 per share, and $0.6 million in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition. For the fiscal years ended March 31, 2021 and 2020, the Company recorded approximately $0.7 million and $1.0 million, respectively, as stock based compensation and salaries expense to selling, general and administrative expense in the consolidated statements of operations, related to these bonuses.

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
12. Acquisition (Continued)
In connection with the acquisition of AGI, the Company recorded approximately $0.7 million, in acquisition related professional fees, which was included in selling, general and administrative expense, in the consolidated statements of operations for the year ended March 31, 2020.
In connection with the acquisition of TrafficCast, the Company recorded approximately $0.4 million, in acquisition related professional fees, which was included in selling, general and administrative expense, in the consolidated statements of operations for the year ended March 31, 2021.
Pro Forma Financial Information (Unaudited)
The following pro forma information presents the consolidated results of operations of the Company, AGI and TrafficCast for the fiscal years ended March 31, 2021, 2020 and 2019, as if the acquisition of AGI had been completed on April 1, 2018 and the acquisition of TrafficCast had been completed on April 1, 2019. These pro forma unaudited consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets and increased salaries expense related to the retention bonuses. The pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company, AGI and TrafficCast. Accordingly, these pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of AGI occurred as of April 1, 2018 and the acquisition of TrafficCast occurred as of April 1, 2019, nor are they intended to represent or be indicative of future results of operations:

	Year Ended March 31,
	2021	2020	2019
Proforma revenue	$117,138	$124,156	$101,233
Proforma net income (loss) from continuing operations	$491	$(5,262)	$(2,084)
Pro forma income (loss) per common stock
Basic	$0.02	$(0.13)	$(0.06)
Diluted	$0.02	$(0.13)	$(0.06)
13. Business Segments, Significant Customer and Geographic Information
Business Segments
We operate in two reportable segments: Roadway Sensors and Transportation Systems.
The Roadway Sensors segment provides advanced detection sensors and systems for traffic intersection management, communication systems and roadway traffic data collection applications. The Roadway Sensors product line uses advanced image processing technology and other techniques to capture and analyze sensor data through sophisticated algorithms, enabling vehicle, bicycle and pedestrian detection, as well as the transmission of both video images and data using various communication technologies. Our Roadway Sensors products include, among others, the Vantage, VantageLive!, Vantage Next, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax and P-Series products. Our Roadway Sensors segment also includes the sale of original equipment manufacturer (“OEM”) products for the traffic intersection markets, which include, among other things, traffic signal controllers and traffic signal equipment cabinets. The Roadway Sensors segment also includes the public sector operations of TrafficCast beginning December 7, 2020 (see Note 12, Acquisitions, to the consolidated financial statements for further details).
The Transportation Systems segment provides engineering and specialized consulting services, cloud-enabled managed services, transportation performance measurement and traffic analytics solutions, as well as the development of transportation management and traveler information systems for the smart mobility infrastructure management industry. Our Transportation Systems services include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement and commercial vehicle operations, as well as provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion. Our Transportation Systems product line includes:the Iteris Signal Performance Measures ("Iteris SPM") and iPeMS traffic signal performance and traffic analytics software suites, the capabilities and customers of which have now respectively been incorporated into and migrated to ClearGuide, our comprehensive mobility intelligence and transportation performance measures solution; our advanced traveler

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
13. Business Segments, Significant Customer and Geographic Information (Continued)

information system ("ATIS") solution for public transportation agencies, ClearRoute; our ATIS solution for the enterprise and commercial sector, TrafficCarma; and our commercial vehicle operations and vehicle safety compliance platforms known as ClearFleet, CVIEW-Plus, CheckPoint, UCRLink and inspect. The Transportation Systems segment also includes the operations of AGI beginning July 2, 2019 as well as the commercial operations of TrafficCast beginning December 7, 2020 (see Note 12, Acquisitions, to the consolidated financial statements for further details)..
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies (Note 1, Description of Business and Summary of Significant Accounting Policies, to the consolidated financial statements). Certain corporate general and administrative expenses, including general overhead functions such as information systems, accounting, human resources, marketing, compliance costs and certain administrative expenses, as well as interest and amortization of intangible assets, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers. Our Chief Executive Officer, who is our chief operating decision maker ("CODM"), reviews financial information at the operating segment level. Our CODM does not review assets by segments in his resource allocation, and therefore, assets by segments are not disclosed below.
The following table sets forth selected consolidated financial information for our reportable segments for the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019 is as follows:

	Roadway Sensors	Transportation Systems	Total
	(In thousands)
Year Ended March 31, 2021
Product revenues	$55,665	$7,268	$62,933
Service revenues	884	53,321	54,205
Total revenues	$56,549	$60,589	$117,138
Segment income	$11,554	$8,689	$20,243
Year Ended March 31, 2020
Product revenues	$49,082	$5,925	$55,007
Service revenues	288	52,108	52,396
Total revenues	$49,370	$58,033	$107,403
Segment income	$7,787	$10,556	$18,343
Year Ended March 31, 2019
Product revenues	$43,253	$4,974	$48,227
Service revenues	239	44,841	45,080
Total revenues	$43,492	$49,815	$93,307
Segment income	$7,011	$5,907	$12,918
The following table reconciles total segment income to consolidated operating income (loss) from continuing operations:

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
13. Business Segments, Significant Customer and Geographic Information (Continued)

	Year Ended March 31,
	2021	2020	2019
	(In thousands)
Segment income:
Total income from reportable segments	$20,243	$18,343	$12,918
Unallocated amounts:
Corporate expenses	$(17,264)	$(19,021)	$(15,577)
Amortization of intangible assets	(1,504)	(757)	(275)
Restructuring activities	(619)	—	—
Acquisition costs	(417)	(689)	—
Operating income (loss)	$439	$(2,124)	$(2,934)
Significant Customer and Geographic Information
No individual customer or government agency had a receivable balance greater than 10% of our total trade accounts receivable balances as of March 31, 2021 and 2020.
The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2021	2020	2019
Canada	1%	—%	1%
Europe	—	1	1
	1%	1%	2%
Substantially all of our long-lived assets are held in the U.S.
14. Quarterly Financial Data (Unaudited)

Quarter Ended:	Revenues	Gross Profit	Net (Loss) Income from continuing operations	Basic Net Income (Loss) per Share from continuing operations		Diluted Net Income (Loss) per Share from continuing operations
	(In thousands, except per share amounts)
June 30, 2020	$28,000	$10,868	$418	$0.01		$0.01
September 30, 2020	29,256	11,358	719	0.02		0.02
December 31, 2020	28,170	11,650	(261)	(0.01)		(0.01)
March 31, 2021	31,712	12,980	(385)	(0.01)		(0.01)
	$117,138	$46,856	$491	$0.01	*	$0.01
June 30, 2019	$25,167	$9,584	$(537)	$(0.02)		$(0.02)
September 30, 2019	26,586	10,678	(1,051)	(0.03)		(0.03)
December 31, 2019	26,737	10,633	(1,252)	(0.03)		(0.03)
March 31, 2020	28,913	12,718	1,082	0.03		0.03
	$107,403	$43,613	$(1,758)	$(0.05)	*	$(0.05)
___________________________________________
*Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.
(b) Changes in internal control
There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
(c) Inherent Limitations on Internal Control
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
(d) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2021.
The Company acquired substantially all the assets of TrafficCast International, Inc. on December 7, 2020. Management excluded TrafficCast from its evaluation as of the end of the period covered by this Annual Report. TrafficCast's total assets excluded from this evaluation was approximately $3.2 million, representing 3% of the Company's consolidated total assets as of

March 31, 2021, and TrafficCast's total revenue of approximately $4.0 million represented 3% of the Company's consolidated revenue for the fiscal year ended March 31, 2021.
The effectiveness of our internal control over financial reporting as of March 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Iteris, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Iteris, Inc. and subsidiaries (the "Company") as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated June 1, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of Accounting Standards Update 2016-02, Leases, in the year ended March 31, 2020.
As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting for TrafficCast International, Inc. ("TrafficCast"), which was acquired on December 7, 2020, and whose financial statements constitute 3% of total assets, and 3% of revenues, of the consolidated financial statements of the Company as of and for the year ended March 31, 2021. Accordingly, our audit did not include the internal control over financial reporting for TrafficCast.
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
June 1, 2021

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be either (i) included in an amendment to this Annual Report on Form 10-K ("the Form 10-K Amendment") or (ii) incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") under the headings "Executive Compensation and Other Information—Executive Officers," "Election of Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports."
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2021 Proxy Statement under the heading "Executive Compensation and Other Information" and "Election of Directors."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2021 Proxy Statement under the heading "Equity Compensation Plan Information" and "Stock Ownership of Certain Beneficial Owners and Management."
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2021 Proxy Statement under the heading "Corporate Governance, Board Meetings and Committees" and "Additional Matters—Certain Transactions."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2021 Proxy Statement under the heading "Matters Related to Independent Registered Public Accounting Firm."

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
1.Financial Statements.
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8, of this Annual Report.
2.Financial Statement Schedules.
All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.
3.Exhibits.
The following table sets forth the exhibits either filed herewith or incorporated herein by reference:
Exhibit Index

Exhibit Number		Description	Reference
2.1	†	Asset Purchase Agreement, dated May 2, 2020, by and among Iteris, Inc., ClearAg, Inc., and DTN, LLC*	Exhibit 2.1 to the registrant's Current Report on Form 8-K as filed with the SEC on May 6, 2020

4.1		Restated Certificate of Incorporation of the registrant as filed with the Delaware Secretary of State on October 12, 2018	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 15, 2018

4.2		Restated Bylaws of the Registrant, as amended through August 6, 2018	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Commission on August 7, 2018

4.3		Specimen common stock certificate	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08762), as filed with the Commission on December 8, 2004

4.4	†	Description of Iteris, Inc. Securities Registered under Section 12 of the Exchange Act	Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended for the year ended March 31, 2020 as filed with the SEC on June 9, 2020

10.1	†	Asset Purchase Agreement dated December 6, 2020, by and between Iteris, Inc. and TrafficCast International, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.2	*	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3		Office Lease, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.4		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014

Exhibit Number		Description	Reference
10.5
Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris, Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.
Exhibit 10.5 to registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.6	*	Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 6, 2019

10.7		Fourth Amendment to Lease, dated May 17, 2021, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Filed herewith

10.8	*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

10.9	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.10	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.11	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.12	*	Amended and Restated 2016 Omnibus Incentive Plan	Exhibit 99.1 to registrant's Registration Statement on Form S-8 (File No. 333-228210) as filed with the SEC on November 6, 2018

10.13	*	Form of Performance Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan**	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.14	*	Revised Form of Restricted Stock Unit Issuance for use with 2016 Omnibus Incentive Plan**	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.15	*	Revised Form of Form of Notice of Grant of Stock Option and Form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan**	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.16	*	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.17	*	Employment Agreement, dated November 15, 2019, between Iteris, Inc. and Douglas Groves	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 4, 2019

10.18	*	Iteris, Inc. Amended and Restated Executive Severance Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.19	*	Retention Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.20	*	Incentive Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

Exhibit Number		Description	Reference

10.21	*	Form of Retention Bonus Agreement entered into between the Company and selling shareholders of Albeck Gerken, Inc.	Exhibit 10.1 to registrant's Current Report on Form 8-K as filed with the SEC on July 9, 2019

10.22	*	2020 Employment Inducement Incentive Award Plan	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.23	*	Form of Notice Grant of Stock Option and Form of Stock Option Agreement for use with 2020 Employment Inducement Incentive Plan	Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.24	*	Form of Restricted Stock Unit Issuance Agreement for use with 2020 Employment Inducement Incentive Award Plan	Exhibit 10.4 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.25	*	Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.26	*	Form of Restricted Stock Unit Issuance Agreement for use with the Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020.	Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

23		Consent of Independent Registered Public Accounting Firm, dated June 1, 2021	Filed herewith

24		Power of Attorney	Filed herewith (included on the Signature page)

31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS		XBRL Instance Document	Filed herewith

101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF		XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith
______________________________________

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

Dated: June 1, 2021	ITERIS, INC. (Registrant)

	By	/s/ JOE BERGERA
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA	Director, President and Chief Executive Officer (principal executive officer)	June 1, 2021
Joe Bergera

/s/ DOUGLAS GROVES	Chief Financial Officer (principal financial and accounting officer)	June 1, 2021
Douglas Groves

/s/ THOMAS L. THOMAS	Chairman of the Board	June 1, 2021
Thomas L. Thomas

/s/ ANJALI JOSHI	Director	June 1, 2021
Anjali Joshi

/s/ GERARD M. MOONEY	Director	June 1, 2021
Gerard M. Mooney

/s/ LAURA L. SIEGAL	Director	June 1, 2021
Laura L. Siegal

/s/ LUKE SCHNEIDER	Director	June 1, 2021
Luke Schneider

/s/ DENNIS W. ZANK	Director	June 1, 2021
Dennis W. Zank