Form 10-K/A
period 2021-03-31
ITERIS, INC.
filed 2021-06-07
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2020 was approximately $168,470,533. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 4, 2021, there were 41,847,838 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

EXPLANATORY NOTE

The Registrant filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2021 on June 1, 2021 (the “Original Filing”). This Amendment No. 1 (“Amendment”) to the Original Filing on Form 10-K/A is being filed by the Registrant solely for the purpose of correcting inadvertent clerical errors contained in the disclosure summarizing activity in the Omnibus Incentive Plan with respect to our stock options for Fiscal 2021. Specifically, the weighted average exercise price per share for the exercised, expired and total options outstanding at March 31, 2021 have been updated in the first table in “Note 10, Employee Benefit Plans” to Registrant’s notes to consolidated financial statements of Item 8 of Part II of the Original Filing. Except as described in this Explanatory Note, no other changes have been made to the Original Filing; therefore this Amendment includes only those Items listed in the Table of Contents. The remainder of the information in the Registrant’s consolidated financial statements and the related notes thereto remains unchanged.

In this Amendment, unless the context indicates otherwise, the terms the “Company,” “Iteris,” “we,” “us,” and “our” refer to Iteris, Inc. and its wholly-owned subsidiaries. In addition, unless the context indicates otherwise, each reference to “this report” or “the Annual Report” or words of like import in this Amendment, shall be deemed to be a reference to our Annual Report on Form 10-K for the year ended March 31, 2021, as amended by this Amendment.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2021

PART II
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	45

PART II
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
Service revenues also consist of revenues derived from maintenance and support, extended warranty, and the use of the Company's service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance and support, extended warranty, monthly active user fees, software-as-a-service ("SaaS") fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2020
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
Unrecognized Tax Benefits
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
9. Stockholders' Equity (Continued)
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
10. Employee Benefit Plans (Continued)
Stock Options
A summary of activity in the Omnibus Incentive Plans with respect to our stock options for Fiscal 2021 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2020	5,934	$3.99	7.2	2,095
Granted	831	4.90
Exercised	(743)	3.51
Forfeited	(378)	4.84
Expired	(21)	5.20
Options outstanding at March 31, 2021	5,623	4.10	6.8	11,659
As of March 31, 2021, 3.4 million stock options were exercisable.
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2020
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
12. Acquisition (Continued)
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2021
12. Acquisition (Continued)
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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
1.Financial Statements.
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8, of the Original Filing, as amended by this Amendment.
2.Financial Statement Schedules.
All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto included in the Original Filing.
3.Exhibits.
The following table sets forth the exhibits either filed herewith or incorporated herein by reference:
Exhibit Index

Exhibit Number		Description	Reference
2.1	†	Asset Purchase Agreement, dated May 2, 2020, by and among Iteris, Inc., ClearAg, Inc., and DTN, LLC*	Exhibit 2.1 to the registrant's Current Report on Form 8-K as filed with the SEC on May 6, 2020

4.1		Restated Certificate of Incorporation of the registrant as filed with the Delaware Secretary of State on October 12, 2018	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 15, 2018

4.2		Restated Bylaws of the Registrant, as amended through August 6, 2018	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Commission on August 7, 2018

4.3		Specimen common stock certificate	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08762), as filed with the Commission on December 8, 2004

4.4	†	Description of Iteris, Inc. Securities Registered under Section 12 of the Exchange Act	Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended for the year ended March 31, 2020 as filed with the SEC on June 9, 2020

10.1	†	Asset Purchase Agreement dated December 6, 2020, by and between Iteris, Inc. and TrafficCast International, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.2	*	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3		Office Lease, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

Exhibit Number		Description	Reference
10.4		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014

10.5
Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris, Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.
Exhibit 10.5 to registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.6	*	Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 6, 2019

10.7		Fourth Amendment to Lease, dated May 17, 2021, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Previously filed with the Original Filing

10.8	*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

10.9	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.10	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.11	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.12	*	Amended and Restated 2016 Omnibus Incentive Plan	Exhibit 99.1 to registrant's Registration Statement on Form S-8 (File No. 333-228210) as filed with the SEC on November 6, 2018

10.13	*	Form of Performance Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan**	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.14	*	Revised Form of Restricted Stock Unit Issuance for use with 2016 Omnibus Incentive Plan**	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.15	*	Revised Form of Form of Notice of Grant of Stock Option and Form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan**	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.16	*	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.17	*	Employment Agreement, dated November 15, 2019, between Iteris, Inc. and Douglas Groves	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 4, 2019

10.18	*	Iteris, Inc. Amended and Restated Executive Severance Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

Exhibit Number		Description	Reference
10.19	*	Retention Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.20	*	Incentive Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.21	*	Form of Retention Bonus Agreement entered into between the Company and selling shareholders of Albeck Gerken, Inc.	Exhibit 10.1 to registrant's Current Report on Form 8-K as filed with the SEC on July 9, 2019

10.22	*	2020 Employment Inducement Incentive Award Plan	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.23	*	Form of Notice Grant of Stock Option and Form of Stock Option Agreement for use with 2020 Employment Inducement Incentive Plan	Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.24	*	Form of Restricted Stock Unit Issuance Agreement for use with 2020 Employment Inducement Incentive Award Plan	Exhibit 10.4 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.25	*	Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.26	*	Form of Restricted Stock Unit Issuance Agreement for use with the Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020.	Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

23.1		Consent of Independent Registered Public Accounting Firm, dated June 1, 2021	Previously filed with the Original Filing

23.2		Consent of Independent Registered Public Accounting Firm, dated June 7, 2021	Filed herewith

24		Power of Attorney	Previously filed with the Original Filing (included on the Signature page)

31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing

31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing

31.3		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing

32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Original Filing

Exhibit Number	Description	Reference

101.INS	XBRL Instance Document	Previously filed with the Original Filing

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed with the Original Filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed with the Original Filing

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed with the Original Filing

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed with the Original Filing

101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Previously filed with the Original Filing
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

Dated: June 7, 2021	ITERIS, INC. (Registrant)

	By	/s/ JOE BERGERA
Joe Bergera Chief Executive Officer (Principal Executive Officer)