Form 10-Q
period 2021-06-30
ITERIS, INC.
filed 2021-08-05
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, there were 42,281,621 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries, including ClearAg, Inc., and Albeck Gerken, Inc., ClearGuide®, ClearMobility™, Iteris®, Vantage® and VantageLive!® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$31,111	$25,205
Restricted cash	263	263
Short-term investments	—	3,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,171 and $1,019 at June 30, 2021 and March 31, 2021, respectively	22,826	19,020
Unbilled accounts receivable	10,390	11,541
Inventories	5,181	5,066
Prepaid expenses and other current assets	4,048	5,445
Total current assets	73,819	69,640
Property and equipment, net	1,751	1,923
Right-of-use assets	11,346	11,353
Intangible assets, net	14,570	14,297
Goodwill	28,340	28,340
Other assets	1,370	1,238
Assets held for sale	60	78
Total assets	$131,256	$126,869
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$9,386	$8,935
Accrued payroll and related expenses	13,692	11,734
Accrued liabilities	4,129	4,921
Deferred revenue	7,156	7,349
Liabilities held for sale, current portion	2	94
Total current liabilities	34,365	33,033
Lease liabilities	10,532	10,146
Deferred income taxes	637	808
Unrecognized tax benefits	120	119
Other long-term liabilities	3,590	3,523
Liabilities held for sale, noncurrent portion	253	261
Total liabilities	49,497	47,890
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2021 and March 31, 2021
Issued and outstanding shares — 42,160 at June 30, 2021 and 41,687 at March 31, 2021	4,217	4,170
Additional paid-in capital	183,950	181,828
Accumulated deficit	(106,408)	(107,019)
Total stockholders' equity	81,759	78,979
Total liabilities and stockholders' equity	$131,256	$126,869
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2021	2020

Product revenues	$18,026	$14,394
Service revenues	16,059	13,606
Total revenues	34,085	28,000
Cost of product revenues	9,557	8,081
Cost of service revenues	10,435	9,051
Cost of revenues	19,992	17,132
Gross profit	14,093	10,868
Operating expenses:
General and administrative	6,390	5,368
Sales and marketing	4,587	3,355
Research and development	1,765	914
Amortization of intangible assets	668	230
Restructuring charges	—	619
Total operating expenses	13,410	10,486
Operating income	683	382
Non-operating income:
Other income, net	18	16
Interest income, net	3	54
Income from continuing operations before income taxes	704	452
Provision for income taxes	(75)	(34)
Net income from continuing operations	629	418
Loss from discontinued operations before gain on sale, net of tax	(18)	(1,358)
Gain on sale of discontinued operations, net of tax	—	11,288
Net income (loss) from discontinued operations, net of tax	(18)	9,930
Net income	$611	$10,348

Income per share - basic:
Income per share from continuing operations	$0.02	$0.01
Income per share from discontinued operations	$0.00	$0.24
Net income per share	$0.02	$0.25

Income per share - diluted:
Income per share from continuing operations	$0.01	$0.01
Income per share from discontinued operations	$0.00	$0.24
Net income per share	$0.01	$0.25

Shares used in basic per share calculations	41,875	40,732
Shares used in diluted per share calculations	43,380	41,507
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$611	$10,348
Less: Net income (loss) from discontinued operations	(18)	9,930
Net income from continuing operations	629	418

Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Right-of-use asset non-cash expense	7	361
Deferred income taxes	(170)	11
Depreciation of property and equipment	232	185
Stock-based compensation	794	664
Amortization of intangible assets	803	361
Other	—	13
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities, net of effects of discontinued operation and acquisition:
Trade accounts receivable	(3,806)	(4,157)
Unbilled accounts receivable and deferred revenue	1,025	1,258
Inventories	(115)	271
Prepaid expenses and other assets	(185)	(771)
Trade accounts payable and accrued expenses	2,055	3,505
Operating lease liabilities	(52)	(349)
Net cash provided by operating activities - continuing operations	1,224	1,770
Net cash used in operating activities - discontinued operations	(100)	(2,072)
Net cash provided by (used in) operating activities	1,124	(302)
Cash flows from investing activities
Purchases of property and equipment	(67)	(252)
Purchase of short-term investments	—	(19,456)
Maturities of investments	3,100	6,700
Capitalized software development costs	(1,076)	(206)
Net cash provided by (used in) investing activities - continuing operations	1,957	(13,214)
Net cash provided by investing activities - discontinued operations	1,450	9,440
Net cash provided by (used in) investing activities	3,407	(3,774)
Cash flows from financing activities
Proceeds from stock option exercises	1,375	74
Net cash provided by financing activities - continuing operations	1,375	74
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	1,375	74
Increase (decrease) in cash, cash equivalents and restricted cash	5,906	(4,002)
Cash, cash equivalents and restricted cash at beginning of period	25,468	14,363
Cash, cash equivalents and restricted cash at end of period	$31,374	$10,361
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1	$25
Supplemental schedule of non-cash investing and financing activities:
Deferred purchase price receivable	$50	$1,500
Closing working capital receivable	$—	$250
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	41,687	$4,170	$181,828	$(107,019)	$78,979
Stock option exercises	473	47	1,328	—	1,375
Stock-based compensation	—	—	794	—	794
Net income	—	—	—	611	611
Balance at June 30, 2021	42,160	$4,217	$183,950	$(106,408)	$81,759

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	40,713	$4,071	$176,209	$(117,153)	$63,127
Stock option exercises	27	3	71	—	74
Stock-based compensation	—	—	607	—	607
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	12	1	(1)	—	—
Net loss	—	—	—	10,348	10,348
Balance at June 30, 2020	40,752	$4,075	$176,886	$(106,805)	$74,156

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc., and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions. Our solutions enable municipalities, transportation agencies, and other transportation infrastructure providers to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive. Additionally, we provide mobility data to automobile OEMs, media companies, insurance companies, and other commercial entities, whose products and services have a high dependency on the performance and/or condition of mobility infrastructure. As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, products and software-as-a-service ("SaaS") offerings represent a comprehensive range of ITS solutions that we distribute to customers throughout the U.S. and internationally. We believe our products, solutions and services increase safety and decrease congestion within our communities, while also minimizing environmental impact. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market and we are always exploring strategic alternatives intended to optimize the value of our Company. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
Recent Developments
COVID-19 Update

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than fifteen months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. While there has been no material impact to our business during the Pandemic, we did experience some supply chain and work delays in the prior quarters on certain projects. Should such conditions become protracted or worsen or should longer term budgets or priorities of our clients be impacted, the Pandemic could negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
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

Sale of Agriculture and Weather Analytics Business
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics business to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to an Asset Purchase Agreement (the “DTN Purchase Agreement”) signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million in cash and $1.5 million of the payment deferred, DTN paid the Company $1.45 million on the 12-month anniversary of the closing date, and $0.05 million will be paid by DTN at the 18-month anniversary of the closing date, subject to satisfactions of the conditions set forth in the DTN Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. See Note 3, Discontinued Operations, for further details on the sale of the Agriculture and Weather Analytics business.
Restructuring Activities
On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics business, the Board of Directors of Iteris, Inc. (the "Board") approved restructuring activities to better position the Company for increased profitability and growth. Restructuring charges of approximately $1.5 million were incurred for separation costs for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company, and the impairment of certain lease-related assets. See Note 4, Restructuring Activities, for further details on the restructuring activities.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “TCI Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TCI Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “Business”). The transaction closed on December 7, 2020.
Under the TCI Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the Business and assumed certain specified liabilities of the Business incurring $1.7 million in certain obligations in addition to the total consideration of $16 million, with $15 million paid in cash on the closing date, $1 million held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, and a $1 million earn out, that if earned, will be paid over two years based on the Business’ achievement of certain revenue targets. The TCI Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the Business at closing (see Note 11, Acquisitions).
The parties also entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the Business uses to support its real-time and predictive travel data and associated content.
Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended March 31, 2021 (“Fiscal 2021”), filed with the SEC on June 1, 2021 and June 7, 2021, respectively. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for Fiscal 2022 or any other periods.
As noted above, during the first quarter of Fiscal 2021, the Company completed the sale of its Agriculture and Weather Analytics segment. The Agriculture and Weather Analytics segment’s results of operations and related cash flows have been reclassified to net income (loss) from discontinued operations, respectively, for all periods presented. The assets and liabilities of the Agriculture and Weather Analytics segment have been reclassified to assets held for sale and liabilities held for sale, respectively, in the unaudited condensed consolidated balance sheet as of June 30, 2021. See Note 3, Discontinued Operations, for further information.

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
Service revenues are primarily derived from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) contracts are considered to involve variable consideration. However, contractual performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.
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
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product revenues and services revenues.
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of June 30, 2021 and March 31, 2021, there was approximately $2.8 million and $3.2 million, respectively, of contract fulfillment costs, which are presented in the accompanying unaudited condensed consolidated balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2021 and March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
We currently have, and historically have had, a diverse customer base. For the three month periods ended June 30, 2021 and 2020, no individual customer represented greater than 10% of our total revenues. As of June 30, 2021 and March 31, 2021, no individual customer represented greater than 10% of our total accounts receivable.
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
As of each of June 30, 2021 and March 31, 2021, restricted cash was $0.3 million consisting of cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (See Note 9, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed consolidated statements of cash flows consist of the following (in thousands):

	June 30, 2021	March 31, 2021
Cash and cash equivalents	$31,111	$25,205
Restricted cash	263	263
	$31,374	$25,468

Investments
The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320 – Investments – Debt and Equity Securities. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available (see Note 5, Fair Value Measurements). As of March 31, 2021, all of our investments were available-for-sale. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.
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
Goodwill and Long-Lived Assets

We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. In prior years the company had two operating and reportable segments, Roadway Sensors ("RWS") and Transportation Systems ("SYS"), which also represented the reporting units for purposes of goodwill impairment testing. In conjunction with the change in segments described in Note 12, Business Segments, the company also reassessed the reporting unit conclusion and determined that there are now three reporting units and a single operating and reportable segment.
We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. During the three months ended June 30, 2020, we recorded $0.3 million in impairment charges related to right-of-use assets and leasehold improvements directly resulting from the restructuring activities. There were no additional impairment or restructuring charges during the three months ended June 30, 2021. See Note 4, Restructuring Activities, for further details on the restructuring activities.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of June 30, 2021, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Comprehensive Income (Loss)
The difference between net income (loss) and comprehensive income (loss) was de minimis for the three months ended June 30, 2021 and June 30, 2020.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, ASU 2016-13 will now be effective for our fiscal year 2024 beginning April 1, 2023, although, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our unaudited condensed consolidated financial statements.
2.Supplemental Financial Information
Inventories
The following table presents details of our inventories:

	June 30, 2021	March 31, 2021
	(In thousands)
Materials and supplies	$3,396	$2,714
Work in process	248	435
Finished goods	1,537	1,917
	$5,181	$5,066
Property and Equipment.
The following table presents details of our property and equipment, net:

	June 30, 2021	March 31, 2021
	(In thousands)
Equipment	$6,856	$6,806
Leasehold improvements	3,046	3,046
Accumulated depreciation	(8,151)	(7,929)
	$1,751	$1,923
Depreciation expense was approximately $0.2 million for each of the three month periods ended June 30, 2021 and 2020. Approximately $0.1 million of the depreciation expense was recorded to cost of revenues in each period, and approximately $0.2 million and $0.1 million was recorded to operating expenses, in the unaudited condensed consolidated statements of operations for the three month periods ended June 30, 2021 and 2020, respectively.

Intangible Assets
The following table presents details of our net intangible assets:

	June 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(1,826)	$3,160	$4,986	$(1,594)	$3,392
Customer contracts / relationships	9,550	(1,900)	7,650	9,550	(1,547)	8,003
Trade names and non-compete agreements	782	(700)	82	782	(683)	99
Capitalized software development costs	6,253	(2,575)	3,678	5,177	(2,374)	2,803
Total	$21,571	$(7,001)	$14,570	$20,495	$(6,198)	$14,297
Amortization expense for intangible assets subject to amortization was approximately $0.8 million and $0.4 million for the three month periods ended June 30, 2021 and 2020, respectively. Approximately $0.1 million and $0.1 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.7 million and $0.2 million, was recorded to amortization expense for the three month periods ended June 30, 2021 and 2020, respectively, in the unaudited condensed consolidated statements of operations.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.
As of June 30, 2021, future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2022	$2,410
2023	3,254
2024	3,138
2025	2,683
2026	1,360
Thereafter	1,713
$14,558
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Warranty Reserve Activity

Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents activity related to the warranty reserve:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Balance at beginning of fiscal year	$569	$416
Additions charged to cost of sales	125	65
Warranty claims	(34)	(100)
Balance at end of reporting period	$660	$381
Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2021	2020
	(In thousands, except per share amounts)
Numerator:
Net income from continuing operations	$629	$418
Net income (loss) from discontinued operations, net of tax	(18)	9,930
Net income	$611	$10,348
Denominator:
Weighted average common shares used in basic computation	41,875	40,732
Dilutive stock options	1,505	775
Weighted average common shares used in diluted computation	43,380	41,507
Basic:
Net income per share from continuing operations:	$0.02	$0.01
Net income per share from discontinued operations:	$0.00	$0.24
Net income per basic share	$0.02	$0.25
Diluted:
Net income per share from continuing operations:	$0.01	$0.01
Net income per share from discontinued operations:	$0.00	$0.24
Net income per diluted share	$0.01	$0.25
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Stock options	25	2,890
Restricted stock units	—	210
3.Discontinued Operations
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics business to DTN, an operating company of TBG AG, a Swiss-based holding company, pursuant to the DTN Purchase Agreement signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million in cash, and $1.5 million of the payment was deferred. DTN paid the Company $1.45 million on the 12-month anniversary of the closing date, and $0.05 million will be paid by DTN at the 18-month anniversary of the closing date, subject to satisfaction of the conditions set forth in the DTN Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. The DTN Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
The sale of the Agriculture and Weather Analytics business was a result of the Company’s shift in strategy to focus on its smart mobility infrastructure management solutions and to capitalize on the potential for a future partnership upon the sale of this business component to DTN. We have determined that the Agriculture and Weather Analytics business, which constituted one of our operating segments prior to first quarter of fiscal 2021, qualifies as a discontinued operation in accordance with the criteria set forth in ASC 205-20, Presentation of Financial Statements – Discontinued Operations.
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics business for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the operations and business. The Company earned approximately $0.03 million and incurred approximately $0.0 million in costs associated with the TSA for the three month periods ended June 30, 2021 and 2020, respectively, which were included in income (loss) from discontinued operations on the unaudited condensed consolidated statement of operations.
The related assets and liabilities of the Agriculture and Weather Analytics business were reclassified to assets held for sale and liabilities held for sale, respectively, as of March 31, 2021 on the unaudited condensed consolidated balance sheets. The following table is a summary of major classes of assets and liabilities held for sale:

March 31, 2021
Assets
Right-of-use assets	78
Total assets held for sale, noncurrent	78
Total assets held for sale	$78

Liabilities
Current Lease Liabilities	94
Total liabilities held for sale, current position	94
Long Term Lease liabilities	261
Total liabilities held for sale	$355

The results of operations for the Agriculture and Weather Analytics business were included in net income (loss) from discontinued operations on the Company's unaudited condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations:

	Three Months Ended June 30,
	2021	2020
Service revenue	$—	$695
Cost of service revenues	—	349
Gross profit	—	346

Operating expenses:
Selling, general and administration	50	515
Research and development	—	407
Restructuring charges	—	837
Total operating expenses	50	1,759
Operating loss from discontinued operations	(50)	(1,413)
Other income, net	32	55
Loss from discontinued operation before income tax	(18)	(1,358)
Income tax (benefit) expense	—	—
Net Loss from discontinued operations	(18)	(1,358)
Gain on disposal of discontinued operations before income tax	—	11,315
Income tax benefit on gain on disposal	—	(27)
Gain on disposal of discontinued operations after income tax	—	11,288
Net income (loss) from discontinued operations	$(18)	$9,930
The following table provides information on the gain recorded on the sale of the Agriculture and Weather Analytics business for the three month period ended June 30, 2020. These amounts reflect the closing balance sheet of the Agriculture and Weather Analytics business upon the closing of the sale on May 5, 2020 (in thousands).

Initial proceeds from sale, net of transaction costs	$9,440
Closing working capital adjustment	250
Deferred payments of purchase price	1,500
Total consideration, net of transaction costs	11,190

Trade accounts receivable, net of allowance for doubtful accounts	1,060
Unbilled accounts receivable	488
Other classes of assets that are not major	194
Total Agriculture and Weather Analytics business assets	1,742

Trade accounts payable	349
Deferred revenue	1,518
Total Agriculture and Weather Analytics business liabilities	1,867
Gain on sale of Agriculture and Weather Analytics business	$11,315
The initial proceeds were net of transaction costs of approximately $1.1 million.

4.Restructuring Activities
On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics business, the Board approved restructuring activities to better position the Company for increased profitability and growth, and the Company incurred total restructuring charges of approximately $1.5 million, primarily resulting from a separation for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company and lease impairment related to our Grand Forks, North Dakota facility.
For the three months ended June 30, 2021 the Company did not incur any restructuring or severance costs.
The following table presents the restructuring and severance costs, for the three months ended June 30, 2020 (in thousands):

Total
Severance and benefits	$1,105
Lease impairment and other costs	351
Total restructuring and severance costs	$1,456

During the three months ended June 30, 2020, approximately $0.6 million of the restructuring costs were recorded to restructuring charges in the unaudited condensed consolidated statements of operations, and approximately $0.8 million of the restructuring costs were recorded to loss from discontinued operations in the unaudited condensed consolidated statements of operations. There were no such costs during the three months ended June 30, 2021.
As of June 30, 2021, we did not accrue any amounts for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed consolidated balance sheet. Our restructuring activities during the three month period ended June 30, 2021 were as follows (in thousands):

Balance at March 31, 2021	$100
Cash payments	$(79)
Balance at June 30, 2021	$21

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
We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2021 or March 31, 2021. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at June 30, 2021 and March 31, 2021. As a result of the reorganization during the three months ended June 30, 2021, the Company has engaged a third party valuation firm to reallocate goodwill to the three new reporting units discussed in Note 1, Description of Business and Summary of Significant Accounting Policies.
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of June 30, 2021
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Money market funds	$11,212	$—	$—	$11,212
Securities held in deferred compensation plan (1)	163	—	4	167
Subtotal	11,375	—	4	11,379
Level 2:
Commercial paper	4,150	—	—	4,150
Subtotal	4,150	—	—	4,150
Total	$15,525	$—	$4	$15,529

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$171	$—	$6	$177
Subtotal	171	0	6	177
Level 3:
Contingent consideration (3)	600	—	—	600
Subtotal	600	—	—	600
Total	$771	$—	$6	$777

	As of March 31, 2021
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Money market funds	$4,676	$—	$—	$4,676
Securities held in deferred compensation plan (1)	89		11	100
Subtotal	4,765	—	11	4,776

Level 2:
Commercial paper	4,999	—	—	4,999
Corporate notes and bonds	1,085	—	—	1,085
US Treasuries	4,600	—	—	4,600
Subtotal	10,684	—	—	10,684
Total	$15,449	$—	$11	$15,460

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$100	$—	$11	$111
Subtotal	100	—	11	111
Level 3:
Contingent consideration (3)	600	—	—	600
Subtotal	600	—	—	600
Total	$700	$—	$11	$711
(1) Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

(2) Included in accrued payroll and related expenses on the Company’s consolidated balance sheet.
(3) Included short-term portion in accrued liabilities and long-term portion in other long-term liabilities on the Company’s consolidated balance sheet.

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2021.
6.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three month period ended June 30, 2021 was approximately $0.08 million, or 10.6% of pre-tax income as compared with an expense of approximately $0.03 million, or 6.0% of pre-tax income for the three month period ended June 30, 2020.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As we have experienced a cumulative pre-tax loss over the trailing three years, we continue to maintain a valuation allowance against our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, and potentially in the next few quarters, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2021. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of June 30, 2021.
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
As a result of the restructuring activities and the sale of Agriculture and Weather Analytics business, the Company vacated the Grand Forks lease facility and has subleased the space to DTN, which expires on May 4, 2021. The Company recorded an impairment of $0.3 million during the quarter ended June 30, 2020, representing the total expected shortfall in sublease income and estimated lease buyout as compared to its required payments for the lease under the remainder of the original lease term. Sublease income will be recognized on a straight-line basis over the term of the sublease. The Company did not record any impairment for the three months ended June 30, 2021.

The table below presents lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet as follows:

	Classification	June 30, 2021
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$11,346
Operating lease right-of-use-assets - discontinued operation	Asset held for sales - noncurrent	60
Total operating lease right-of-use-assets		$11,406

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$1,651
Operating lease liabilities (short-term) - discontinued operation	Liabilities held for sales - current	60
		$1,711
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	10,532
Operating lease liabilities (long-term) - discontinued operation	Liabilities held for sales - noncurrent	253
		10,785
Total lease liabilities		$12,496

Lease Costs
We recorded approximately $0.7 million of lease costs in on our unaudited condensed consolidated statements of operations for each of the three month periods ended June 30, 2021 and 2020. The Company currently has no variable lease costs. The Company recorded $0.01 million and $0.02 million of sublease income for the three month periods ended June 30, 2021 and 2020, respectively, which was included in loss from discontinued operations on the unaudited condensed consolidated statement of operations.
Supplemental Information
The table below presents supplemental information related to operating leases during the three months ended June 30, 2021 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$694,000
Weighted average remaining lease term (in years)	6.02
Weighted average discount rate	5.0%
Maturities of Lease Liabilities
Maturities of lease liabilities as of June 30, 2021 were as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2022	$1,931
2023	1,965
2024	2,512
2025	2,242
2026	1,998
Thereafter	3,963
Total lease payments	14,611
Less imputed interest	(2,115)
Present value of future lease payments	12,496
Less current obligations under leases	(1,711)
Long-term lease obligations	$10,785

9.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At June 30, 2021, there were approximately 776,492 shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.1 million as of June 30, 2021.

Stock Options
A summary of activity with respect to our stock options for the three months ended June 30, 2021 is as follows:

	Options	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2021	5,623	$4.10
Granted	25	7.05
Exercised	(473)	2.91
Forfeited	(59)	4.87
Options outstanding at June 30, 2021	5,116	4.22
Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2021 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2021	448	$4.08
Granted	—	—
Vested	—	—
Forfeited	—	—
RSUs outstanding at June 30, 2021	448	4.08
Performance Stock Units
The Company has granted a total "target" number of 132,403 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2021	68	$5.47
Granted	64	7.26
PSUs outstanding at June 30, 2021	132	6.34

Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Cost of revenues	$57	$46
General and administrative expense	616	533
Sales and marketing	70	19
Research and development expense	51	24
Restructuring costs	—	42
Income (loss) from discontinued operations before gain on sale, net of tax	—	(57)
Total stock-based compensation	$794	$607
As of June 30, 2021, there was approximately $4.0 million, $1.3 million and $0.6 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years for stock options, 1.1 years for RSUs and 2.6 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. During the three months ended June 30, 2021 and 2020, 0 and 0 shares were purchased, respectively. The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.
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
Employment Inducement Incentive Award Plan
On December 4, 2020, the Board approved the Iteris, Inc. 2020 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Omnibus Incentive Plan with the exception that incentive stock options may not be granted under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
The Board initially reserved 300,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, and only if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
There were no awards granted under the Inducement Plan during the three months ended June 30, 2021. No further awards will be granted under the Inducement Plan, although the outstanding awards under the Inducement Plan remain outstanding in accordance with their terms.
10.Stock Repurchase Program
On August 9, 2012, the Board approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, the Board approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three month periods ended June 30, 2021 and 2020, we did not repurchase any shares. From inception of the 2012 stock repurchase program through June 30, 2021, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of June 30, 2021, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of June 30, 2021, approximately $1.7 million remains available for the repurchase of our common stock under our current program.
11.Acquisitions
TrafficCast Acquisition
On December 7, 2020, the Company completed the acquisition of the assets of TrafficCast, a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to media, mobile technology, automotive and public sector customers throughout North America. Under the TCI Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the Business and assumed certain specified liabilities of the Business.
The aggregate acquisition-date fair value of the consideration transferred of $16 million in addition to liabilities assumed of $1.7 million totaled approximately $17.7 million, which consisted of the following:

Fair Value
(in thousands)
Cash	$15,000
Security hold back	1,000
Acquisition-related liabilities	1,131
Contingent consideration	600
Total	$17,731

The security hold back relates to amounts held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, and is included in other long-term liabilities on the unaudited condensed consolidated balance sheets. Acquisition-related liabilities include customary post-closing adjustments, as well as short term liabilities related to certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services. These items are included in accrued liabilities on the unaudited condensed consolidated balance sheets. Contingent consideration relates to a $1 million earn out, that if earned, will be paid over two years based on the Business’ achievement of certain revenue targets. This item is included in other long-term liabilities on the unaudited condensed consolidated balance sheets.
The acquisition of TrafficCast has been accounted for as a business combination. We estimated the fair values of net assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of TCI is included in the Company's consolidated balances and will be included in the annual review for impairment. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationships and non-compete agreements, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The earnout consideration was valued using a Monte Carlo simulation. The fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value.
The following tables summarize the purchase price allocation (in thousands) as of December 7, 2020:

Trade accounts receivable	$2,087
Unbilled accounts receivable	596
Inventories	941
Right-of-use assets	193
Property and equipment	233
Intangible assets	9,500
Goodwill	7,750
Other assets	242
Total assets acquired	21,542
Accounts payable	1,026
Deferred revenue	2,460
Lease liabilities	193
Other liabilities	132
Total liabilities assumed	3,811
Total purchase price	$17,731

The fair values of the TrafficCast assets and liabilities noted above approximate their carrying values at December 7, 2020. There was no difference between the fair value of trade accounts receivables and the gross contractual value of those receivables. There are no contractual cash flows related to these receivables that are not expected to be collected. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of TrafficCast was initially allocated to the Company's Roadway Sensors and Transportation Systems reporting units and upon the reorganization described in Note 12, Business Segments, the goodwill has been reallocated to the Company's three new reporting units and will be included in the annual review for impairment. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationship and developed technology, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company used the replacement cost method with consideration of opportunity costs to estimate the fair value of the technology. The fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value.
The following table presents the fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$5,800	7
Technology	3,700	4
Total intangible assets assumed	$9,500
12.Business Segments
In FY21, Company completed the sale of substantially all of the assets used in connection with the Agriculture and Weather Analytics segment to DTN in exchange for a total purchase consideration of $12.0 million. On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics segment, the Board approved restructuring activities to better position the Company for increased profitability and growth. Restructuring charges of approximately $1.5 million were incurred in FY21 for separation costs for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company, and the impairment of certain lease-related assets.
On December 6, 2020, the Company entered into an Asset Purchase Agreement with TrafficCast (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TCI Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content. The transaction closed on December 7, 2020.
After these two significant transactions in FY21, the Company underwent a re-organization that was completed in April 2021. The purpose of this was to align the Company’s organization structure with its singular goal of providing best in class smart mobility infrastructure management solutions to the marketplace. As a result of the reorganization, the Company's Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, reviews the Company's results on a consolidated basis and our financial results will be presented on a consolidated basis under a single reporting segment in order to provide the most accurate representation of Company's performance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plan(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, the status of our facilities and product development, the impact of the acquisition of Albeck Gerken, Inc., the impact of the sale of our Agriculture and Weather Analytics business, and the impact of the acquisition of substantially all of the assets of TrafficCast International, Inc. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Municipalities, government agencies, and other transportation infrastructure providers use our solutions to monitor, visualize, and optimize mobility infrastructure to help ensure roads are safe, travel is efficient, and communities thrive. Additionally, we provide mobility data to automobile OEMs, media companies, insurance companies, and other commercial entities, whose products and services have a high dependency on the performance and/or condition of mobility infrastructure.
Recent Developments
Impact of COVID-19 on Our Business

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than nine months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. While there has been no material impact to our business, nor any facility closures, we did experience some supply chain and work delays in prior quarters due to the Pandemic. Should such delays become protracted or worsen or should longer term budgets or priorities of our clients be impacted, the Pandemic could materially impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
Given the uncertainties surrounding the impacts of the Pandemic on our future financial condition and results of operations, we have taken certain actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions included, reducing our discretionary spending, reducing capital expenditures, implementing restructuring activities with the goal of reducing payroll costs, including employee furloughs, pay freezes and pay cuts.

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
The Pandemic has had an impact on the Company’s human capital. While our main Santa Ana facility has remained open, easing of pandemic restrictions imposed by local and state authorities have allowed a portion of our workforce to return to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe that our system of internal control over financial reporting has not been fundamentally altered and that the effectiveness of the design and operation of internal controls remained materially consistent during the three month period ended June 30, 2021. Additionally, we have been able to timely file financial reports. We believe we have the infrastructure to efficiently work remotely during the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.
Despite the Pandemic, we believe that the ITS industry in the US should continue to provide new opportunities for the Company although, in the near term, the pace of new opportunities emerging may be restrained and the start dates of awarded projects may be delayed. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.
Sale of Agriculture and Weather Analytics Business
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics business to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to the Purchase Agreement signed on May 2, 2020 (the "DTN Purchase Agreement"), in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million and $1.5 million of payment was deferred. DTN paid the Company $1.45 million on the 12-month anniversary of the closing date, and $0.05 million will be paid by DTN at the 18-month anniversary of the closing date, subject to satisfaction of the conditions set forth in the DTN Purchase Agreement relating to the transition of certain customers to DTN and the collection of certain receivables by DTN. The DTN Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
The sale of the Agriculture and Weather Analytics business was a result of the Company’s shift in strategy to focus on its mobility infrastructure management solutions and to capitalize on the potential for a future partnership upon the sale of this business component to DTN. We have determined that the Agriculture and Weather Analytics business, which constituted one of our operating segments prior to first quarter in fiscal 2021, qualifies as a discontinued operation in accordance with the criteria set forth in ASC 205-20, Presentation of Financial Statements – Discontinued Operations.
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics business for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the business operations. The Company earned approximately $0.03 million and incurred approximately $0.0 million in costs associated with the TSA for the three month periods ended June 30, 2021 and 2020, respectively, which were included in income (loss) from discontinued operations on the unaudited condensed consolidated statement of operations.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “TCI Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TCI Purchase Agreement, the Company agreed to purchase from

TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “Business”). The transaction closed on December 7, 2020.

Under the TCI Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the Business and assumed certain specified liabilities of the Business in exchange for a total purchase price of up to $17.7 million, with $15 million paid in cash on the closing date, $1 million held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, and a $1 million earn out, that if earned, will be paid over two years based on the Business’ achievement of certain revenue targets. The TCI Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the Business at closing (see Note 11, Acquisitions).

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
Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was approximately $2.5 million and $2.3 million for the three month periods ended June 30, 2021 and 2020, respectively.
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
Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended June 30,
	2021	2020
	(In Thousands)
Net income from continuing operations	$629	$418
Income tax expense	75	34
Depreciation expense	232	185
Amortization expense	803	361
Stock-based compensation	794	664
Other adjustments:
Restructuring charges	—	619
Adjusted EBITDA	$2,533	$2,281
Percentage of total revenues	7.4%	8.2%

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
Analysis of Quarterly Results from Continuing Operations
The following table presents our total revenues for the three month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ Increase (decrease)	% Change
	2021	2020
	(In thousands, except percentages)
Product revenues	$18,026	$14,394	$3,632	25.2%
Service revenues	16,059	13,606	2,453	18.0%
Total revenues	$34,085	$28,000	$6,085	21.7%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended June 30, 2021 increased 25.2% to $18 million, as compared to $14.4 million in the corresponding period in the prior year, primarily due to continued strong demand for our hardware solutions, further augmented by the addition of $1.4 million of TrafficCast product sales.
Service revenues primarily consist of traffic study, design, engineering, and management services, but also includes service revenues generated from advanced sensor technologies product installation services and cloud-based application installation and support services. Service revenues for the three months ended June 30, 2021 increased 18% to $16.1 million, compared to $13.6 million in the corresponding period in the prior year. This increase was primarily due to the addition of $2.1 million of TrafficCast SaaS revenue. Total annual recurring revenue, which we define as all software and managed services revenue was 24% of total revenue as of June 30, 2021 and 19% of total revenue as of June 30, 2020.
Total revenues for the three months ended June 30, 2021 increased 21.7% to $34.1 million, compared to $28.0 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 25% increase in product revenues, and approximately 18% increase in services revenues.
Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements and are not included in deferred revenue on our unaudited condensed consolidated balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders, but there can be no assurances we will recognize revenue from bookings or backlog timely or ever. Total backlog was $79.9 million as of June 30, 2021 compared to approximately $67.9 million as of June 30, 2020.
Gross Profit
The following tables present details of our gross profit for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ Increase	% Change
	2021	2020
	(In thousands, except percentages)
Product gross profit	$8,469	$6,313	$2,156	34.2%
Service gross profit	5,624	4,555	1,069	23.5%
Total gross profit	$14,093	$10,868	$3,225	29.7%

Product gross margin as a % of product revenues	47.0%	43.9%
Service gross margin as a % of service revenues	35.0%	33.5%
Total gross margin as a % of total revenues	41.3%	38.8%

Our product gross margin for the three months ended June 30, 2021 increased approximately 310 basis points, as compared to the corresponding period in the prior year. The increase in product gross margin was mainly due to favorable product mix and manufacturing volume. Our core product sales yield higher margins compared our third party products sales which typically yield lower gross margins.

Our service gross margin for the three months ended June 30, 2021 increased approximately 150 basis points as compared to the corresponding prior year period. The increase is due to higher sales in application and cloud based services, which generally result in higher gross margins than other services.

Our total gross margin for the three months ended June 30, 2021 increased approximately 250 basis points, as compared to the corresponding prior year period due to aforementioned reasons.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2021 increased approximately 19.0% to $6.4 million, compared to $5.4 million for the three months ended June 30, 2020. The increase is primarily due to the addition of TrafficCast, and additional professional services fees related to the companies review of strategic alternatives.
Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2021 increased approximately 36.7% to $4.6 million compared to $3.4 million for the three months ended June 30, 2020. The increase is primarily due to the addition of TrafficCast, and higher sales commissions based on higher sales.
Research and Development Expense
Research and development expense for the three months ended June 30, 2021 increased approximately 100% to $1.8 million, compared to $0.9 million for the three months ended June 30, 2020. The overall increase was primarily due to the addition of TrafficCast and continued investment in research and development activities largely focused on improving our existing software related offerings.
We plan to continue to invest in the development of further enhancements and functionality of our Iteris ClearMobility Platform as well as our Vantage products family.
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
Amortization of Intangible Assets
Amortization of intangible assets was approximately $0.7 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily due to amortization related to intangible assets acquired as part of the AGI and TrafficCast acquisitions.
Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three month period ended June 30, 2021 was approximately $0.08 million, or 10.6% of pre-tax income as compared with an expense of approximately $0.03 million, or 6.0% of pre-tax income for the three month period ended June 30, 2020.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As we have experienced a cumulative pre-tax loss over the trailing three years, we continue to maintain a valuation allowance against our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, and potentially in the next few quarters, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2021. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of June 30, 2021.
Liquidity and Capital Resources
Liquidity Outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of June 30, 2021, we had cash and cash equivalents totaling approximately $31.1 million. We do not have a revolving credit facility. Our cash position will also be impacted by any capital expenditures or acquisitions we complete in the future.
As a result of the Pandemic, we have taken and will continue to take action to reduce costs, preserve liquidity and manage our cash flow. Such actions include, but are not limited to reducing our discretionary spending, reducing capital expenditures, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts as needed.
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
At June 30, 2021, we had $39.5 million in working capital, excluding current assets and liabilities held for sale, which included $31.4 million in cash, cash equivalents, and restricted cash. This compares to working capital of $36.7 million at March 31, 2021, excluding current assets and liabilities held for sale, which included $25.5 million in cash, cash equivalents, and restricted cash as well as $3.1 million in short-term investments.
Operating Activities. Net cash provided by operating activities of our continuing operations for the three months ended June 30, 2021 of approximately $1.2 million was primarily the result of approximately $1.7 million in non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization coupled with our net income from continuing operations of approximately $0.6 million. This was offset by approximately $1.1 million from changes in working capital. Net cash used in operating activities from discontinued operations was approximately $0.1 million.
Net cash provided by operating activities of our continuing operations for the three months ended June 30, 2020 was primarily the result of our net income of approximately $0.4 million, coupled with approximately $0.2 million from changes in working capital, offset by approximately $1.6 million in noncash items for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. Net cash used in operating activities from discontinued operations was approximately $2.1 million.
Investing Activities. Net cash provided by investing activities of our continuing operations during the three months ended June 30, 2021 was primarily the result of approximately $3.1 million in proceeds from the maturity of short-term investments offset by approximately $0.1 million of property and equipment purchases, and approximately $1.1 million of capitalized software development costs, of which $0.9 million pertained to further development of our Commercial Vehicle Operations ("CVO") software platform. Net cash provided by investing activities from discontinued operations was approximately $1.5 million.
Net cash used in investing activities of our continuing operations during the three months ended June 30, 2020 was primarily the result of approximately $19.5 million in purchases of short-term investments and approximately $0.3 million of property and equipment purchases, approximately $0.2 million of capitalized software development costs, related to VantageLive! and ClearGuide. These investments were partially offset by approximately $9.4 million in net proceeds from the sale of the Agriculture and Weather Analytics business and approximately $6.7 million in proceeds from the sale and maturity of short-term investments.
Financing Activities. Net cash provided by financing activities of our continuing operations during the three months ended June 30, 2021 was the result of approximately $1.4 million of cash proceeds from the exercises of stock options.
Net cash provided by financing activities of our continuing operations during the three months ended June 30, 2020 was the result of approximately $0.1 million of cash proceeds from the exercises of stock options.

Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements at June 30, 2021.
Seasonality
We have historically experienced seasonality, which adversely affects product sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally affected the most by inclement weather. We have also experienced seasonality, particularly with respect to our service revenues, especially in the third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulations S-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
The Company acquired TCI on December 7, 2020. During the fiscal quarter ended June 30, 2021, management began including TCI in its assessment of the effectiveness of the Company's internal control over financial reporting.
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
For the three month periods ended June 30, 2021, the Company did not repurchase any shares. From inception of the 2012 program in August 2012 through June 30, 2021, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of June 30, 2021, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of June 30, 2021, approximately $1.7 million remains available for the repurchase of our common stock under our current program.
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

Date: August 5, 2021	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)