Form 10-Q
period 2021-12-31
ITERIS, INC.
filed 2022-02-03
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2022, there were 42,410,783 shares of our common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$27,474	$25,205
Restricted cash	199	263
Short-term investments	—	3,100
Trade accounts receivable, net of allowance for doubtful accounts of $849 and $1,019 at December 31, 2021 and March 31, 2021, respectively	20,446	19,020
Unbilled accounts receivable	12,405	11,541
Inventories	6,884	5,066
Prepaid expenses and other current assets	3,147	5,445
Current assets of discontinued operations	27	—
Total current assets	70,582	69,640
Property and equipment, net	1,510	1,923
Right-of-use assets	11,934	11,353
Intangible assets, net	12,296	14,297
Goodwill	28,340	28,340
Other assets	555	1,238
Noncurrent assets of discontinued operations	24	78
Total assets	$125,241	$126,869
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,208	$8,935
Accrued payroll and related expenses	11,103	11,734
Accrued liabilities	4,960	4,921
Deferred revenue	7,320	7,349
Current liabilities of discontinued operations	154	94
Total current liabilities	31,745	33,033
Lease liabilities	11,380	10,146
Deferred income taxes	298	808
Unrecognized tax benefits	104	119
Other long-term liabilities	2,718	3,523
Noncurrent liabilities of discontinued operations	197	261
Total liabilities	46,442	47,890
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2021 and March 31, 2021
Issued and outstanding shares — 42,334 at December 31, 2021 and 41,687 at March 31, 2021	4,234	4,170
Additional paid-in capital	185,550	181,828
Accumulated deficit	(110,985)	(107,019)
Total stockholders' equity	78,799	78,979
Total liabilities and stockholders' equity	$125,241	$126,869
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Product revenues	$15,870	$16,380	$51,632	$47,039
Service revenues	16,134	11,790	47,704	38,387
Total revenues	32,004	28,170	99,336	85,426
Cost of product revenues	10,389	8,413	28,929	25,826
Cost of service revenues	10,521	8,107	34,090	25,724
Cost of revenues	20,910	16,520	63,019	51,550
Gross profit	11,094	11,650	36,317	33,876
Operating expenses:
General and administrative	5,936	6,277	18,433	17,517
Sales and marketing	4,637	3,871	14,119	10,600
Research and development	1,851	1,435	5,445	3,483
Amortization of intangible assets	668	376	2,004	836
Restructuring charges	—	—	—	619
Total operating expenses	13,092	11,959	40,001	33,055
Operating income (loss)	(1,998)	(309)	(3,684)	821
Non-operating income (expense):
Other income (expense), net	(33)	30	15	2
Interest income, net	4	11	8	108
Income (loss) from continuing operations before income taxes	(2,027)	(268)	(3,661)	931
(Provision) benefit for income taxes	(375)	7	(201)	(55)
Net income (loss) from continuing operations	(2,402)	(261)	(3,862)	876
Income (loss) from discontinued operations before gain on sale, net of tax	(28)	18	(104)	(1,646)
Gain on sale of discontinued operations, net of tax	—	31	—	11,319
Net income (loss) from discontinued operations, net of tax	(28)	49	(104)	9,673
Net income (loss)	$(2,430)	$(212)	$(3,966)	$10,549

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$(0.06)	$(0.01)	$(0.09)	$0.02
Income per share from discontinued operations	$0.00	$0.00	$0.00	$0.24
Net income (loss) per share	$(0.06)	$(0.01)	$(0.09)	$0.26

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$(0.06)	$(0.01)	$(0.09)	$0.02
Income per share from discontinued operations	$0.00	$0.00	$0.00	$0.23
Net income (loss) per share	$(0.06)	$(0.01)	$(0.09)	$0.25

Shares used in basic per share calculations	42,333	41,212	42,164	40,978
Shares used in diluted per share calculations	42,333	41,212	42,164	41,543
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(3,966)	$10,549
Less: Net income (loss) from discontinued operations	(104)	9,673
Net income (loss) from continuing operations	(3,862)	876

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Project Loss	3,394	—
Right-of-use asset non-cash expense	1,871	1,031
Deferred income taxes	(525)	11
Depreciation of property and equipment	629	551
Stock-based compensation	2,396	2,071
Amortization of intangible assets	2,428	1,236
Other	—	71
Loss on disposal of equipment	120	—
Changes in operating assets and liabilities, net of effects of discontinued operation and acquisition:
Trade accounts receivable	(1,426)	(2,169)
Unbilled accounts receivable and deferred revenue	(555)	2,321
Inventories	(1,818)	(671)
Prepaid expenses and other assets	(1,001)	(1,123)
Trade accounts payable and accrued expenses	(1,758)	163
Operating lease liabilities	(1,922)	(1,048)
Net cash provided by (used in) operating activities - continuing operations	(2,029)	3,320
Net cash used in operating activities - discontinued operations	(81)	(1,592)
Net cash provided by (used in) operating activities	(2,110)	1,728
Cash flows from investing activities
Purchases of property and equipment	(336)	(395)
Purchase of short-term investments	—	(23,655)
Maturities of investments	3,100	27,000
Capitalized software development costs	(1,339)	(592)
Cash paid in business acquisition, net of cash acquired	—	(15,000)
Net cash provided by (used in) investing activities - continuing operations	1,425	(12,642)
Net cash provided by investing activities - discontinued operations	1,500	9,690
Net cash provided by (used in) investing activities	2,925	(2,952)
Cash flows from financing activities
Proceeds from stock option exercises	1,330	1,334
Proceeds from ESPP purchases	239	188
Tax withholding payments for net share settlements of restricted stock units	(179)	—
Net cash provided by financing activities - continuing operations	1,390	1,522
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	1,390	1,522
Increase in cash, cash equivalents and restricted cash	2,205	298
Cash, cash equivalents and restricted cash at beginning of period	25,468	14,363
Cash, cash equivalents and restricted cash at end of period	$27,673	$14,661
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$165	$102
Supplemental schedule of non-cash investing and financing activities:
Deferred payment of purchase price receivable	$—	$1,500
Lease liabilities arising from obtaining right-of-use assets	$2,452	$533
Deferred consideration related to TrafficCast acquisition	$—	$2,050
Working capital adjustment related to TrafficCast acquisition	$—	$625
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	41,687	$4,170	$181,828	$(107,019)	$78,979
Stock option exercises	473	47	1,328	—	1,375
Stock-based compensation	—	—	794	—	794
Net income	—	—	—	611	611
Balance at June 30, 2021	42,160	$4,217	$183,950	$(106,408)	$81,759
Stock option exercises	15	1	31	—	32
Issuance of shares pursuant to Employee Stock Purchase Plan	44	4	235	—	239
Stock-based compensation	—	—	834	—	834
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	114	12	(191)	—	(179)
Net loss	—	—	—	(2,147)	(2,147)
Balance at September 30, 2021	42,333	$4,234	$184,859	$(108,555)	$80,538
Stock option exercises and related adjustments	1	—	(77)	—	(77)
Stock-based compensation	—	—	768	—	768
Net income	—	—	—	(2,430)	(2,430)
Balance at December 31, 2021	42,334	$4,234	$185,550	$(110,985)	$78,799

	THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	40,713	$4,071	$176,209	$(117,153)	$63,127
Stock option exercises	27	3	71	—	74
Stock-based compensation	—	—	607	—	607
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	12	1	(1)	—	—
Net income	—	—	—	10,348	10,348
Balance at Balance at June 30, 2020	40,752	$4,075	$176,886	$(106,805)	$74,156
Stock option exercises	239	24	598	—	622
Issuance of shares pursuant to Employee Stock Purchase Plan	42	4	184	—	188
Stock-based compensation	—	—	667	—	667
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	77	8	(8)	—	—
Net income	—	—	—	413	413
Balance at September 30, 2020	41,110	$4,111	$178,327	$(106,392)	$76,046
Stock option exercises	196	19	619	—	638
Stock-based compensation	—	—	740	—	740
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	41	4	(4)	—	—
Net loss	—	—	—	(212)	(212)
Balance at December 31, 2020	41,347	$4,134	$179,682	$(106,604)	$77,212

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2021
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
Recent Developments
COVID-19 Update

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than eighteen months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. Due to the Pandemic, we have experienced supply chain and work delays on certain projects. Should such conditions become protracted or worsen or should longer term budgets or priorities of our clients be impacted, the Pandemic could negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
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
Our products require specialized parts which have become more difficult to source and have become subject to substantially increased prices as a result of the supply chain interruptions caused by the Pandemic. In anticipation of these shipment lead times as well as the fluctuation in prices, we may continue to build inventory for anticipated periods of growth, may build inventory anticipating demand that does not materialize, or may build inventory to serve what we believe is pent-up demand. We may remain supply-constrained beyond the fiscal year ending March 31, 2022 ("Fiscal 2022"). We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future.
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
Sale of Agriculture and Weather Analytics Business
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics business to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to an Asset Purchase Agreement (the “DTN Purchase Agreement”) signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million in cash and $1.5 million of the payment was deferred. DTN paid the Company $1.45 million on the 12-month anniversary of the closing date, and $0.05 million at the 18-month anniversary of the closing date. See Note 3, Discontinued Operations, for further details on the sale of the Agriculture and Weather Analytics business.
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
Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Iteris, Inc. and its subsidiaries, and have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended March 31, 2021 (“Fiscal 2021”), filed with the SEC on June 1, 2021 and June 7, 2021, respectively. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended December 31, 2021 are not necessarily indicative of the results to be expected for Fiscal 2022 or any other periods.

As noted above, during the first quarter of Fiscal 2021, the Company completed the sale of its Agriculture and Weather Analytics segment. The Agriculture and Weather Analytics segment’s results of operations and related cash flows have been reclassified to net income (loss) from discontinued operations, respectively, for all periods presented. The assets and liabilities of the Agriculture and Weather Analytics segment have been reclassified to assets of discontinued operations and liabilities of discontinued operations, respectively, in the unaudited condensed consolidated balance sheet as of December 31, 2021. See Note 3, Discontinued Operations, for further information.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include costs to complete long term contracts. Due to delays in the completion of a software development contract with a customer, the Company modified some of the financial terms of the contract which resulted in a one-time pretax charge of $0 and $3.4 million to cost of service revenues, respectively, for the three and nine months ended December 31, 2021.
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2021 and March 31, 2021, there was approximately $0.6 million and $3.2 million, respectively, of contract fulfillment costs, which are presented in the accompanying unaudited condensed consolidated balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Due to delays in the completion of a software development contract with a customer, the Company recorded an estimated loss on the contract. During the three and nine months ended December 31, 2021, the Company has recorded approximately $0 and $3.4 million, respectively, charged to cost of sales, of which approximately $0.9 million related to previously capitalized software development costs and the remainder reduced the balance of the related contract fulfillment costs. The estimates and assumptions used in these assessments were based upon management's judgment and may be subject to change as new events occur and additional information is obtained. In particular, there remains uncertainty with regards to the additional costs required to fulfill the Company's obligations with regards to the contract. If the future estimated costs to fulfill this contract exceed current estimates, the Company's financial condition, cash flows, and results of operations may be materially impacted.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2021 and March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
We currently have, and historically have had, a diverse customer base. For the three and nine month periods ended December 31, 2021 and 2020, no individual customer represented greater than 10% of our total revenues. As of December 31, 2021 and March 31, 2021, no individual customer represented greater than 10% of our total accounts receivable.
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
As of each of December 31, 2021 and March 31, 2021, restricted cash was $0.2 million and $0.3 million, respectively, consisting of cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (See Note 9, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed consolidated statements of cash flows consist of the following (in thousands):

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$27,474	$25,205
Restricted cash	199	263
	$27,673	$25,468
Investments
The Company’s investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320 – Investments – Debt and Equity Securities. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available (see Note 5, Fair Value Measurements). The Company had no investments as of December 31, 2021. As of March 31, 2021, all of our investments were available-for-sale. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.
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
Goodwill and Long-Lived Assets
We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. In prior years the Company had two operating and reportable segments, Roadway Sensors ("RWS") and Transportation Systems ("SYS"), which also represented the reporting units for purposes of goodwill impairment testing. In conjunction with the change in segments described in Note 12, Business Segments, the Company also reassessed the reporting unit conclusion and determined that there are now three reporting units and a single operating and reportable segment. As of December 31, 2021, there were no indicators of goodwill impairment.
We test long-lived assets and purchased intangible assets (other than goodwill) for impairment if we believe indicators of impairment exist. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets. During the three months ended June 30, 2020, we recorded $0.3 million in impairment charges related to right-of-use assets and leasehold improvements directly resulting from the restructuring activities. There were no additional restructuring charges during the nine months ended December 31, 2021. See Note 4, Restructuring Activities, for further details on the restructuring activities. During the nine months ended December 31, 2021, approximately $0.9 million of previously capitalized software development costs was charged to cost of sales due to the expected modification of a contract with a customer. See discussion on contract fulfillment costs for further details.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of December 31, 2021, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Comprehensive Income (Loss)
The difference between net income (loss) and comprehensive income (loss) was de minimis for the three and nine months ended December 31, 2021 and December 31, 2020.
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
2.Supplemental Financial Information
Inventories

The following table presents details of our inventories:

	December 31, 2021	March 31, 2021
	(In thousands)
Raw materials	$5,365	$2,714
Work in process	234	435
Finished goods	1,285	1,917
	$6,884	$5,066
Property and Equipment.
The following table presents details of our property and equipment, net:

	December 31, 2021	March 31, 2021
	(In thousands)
Equipment	$6,908	$6,806
Leasehold improvements	3,089	3,046
Accumulated depreciation	(8,487)	(7,929)
	$1,510	$1,923
Depreciation expense was approximately $0.2 million and $0.6 million for the three and nine months ended December 31, 2021, respectively, and $0.2 million and $0.6 million for the three and nine months ended December 31, 2020, respectively. Approximately $0.1 million and $0.2 million of the depreciation expense was recorded to cost of revenues, and approximately $0.1 million and $0.4 million was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three and nine month periods ended December 31, 2021. Approximately $0.1 million and $0.2 million of the depreciation expense was recorded to cost of revenues, and approximately $0.1 million and $0.4 million was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three and nine month periods ended December 31, 2020.

Intangible Assets
The following table presents details of our net intangible assets:

	December 31, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(2,288)	$2,698	$4,986	$(1,594)	$3,392
Customer contracts / relationships	9,550	(2,606)	6,944	9,550	(1,547)	8,003
Trade names and non-compete agreements	782	(735)	47	782	(683)	99
Capitalized software development costs	5,604	(2,997)	2,607	5,177	(2,374)	2,803
Total	$20,922	$(8,626)	$12,296	$20,495	$(6,198)	$14,297
Amortization expense for intangible assets subject to amortization was approximately $0.8 million and $2.4 million for the three and nine month periods ended December 31, 2021, respectively, and $0.5 million and $1.2 million for the three and nine month periods ended December 31, 2020, respectively. Approximately $0.1 million and $0.4 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.7 million and $2.0 million, was recorded to amortization expense, respectively, in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2021. Approximately $0.1 million and $0.4 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.4 million and $0.8 million, was recorded to amortization expense, respectively, in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2020.

We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.
As of December 31, 2021, future estimated amortization expense was as follows:

Year Ending March 31,
(In thousands)
2022	$807
2023	3,113
2024	2,922
2025	2,444
2026	1,284
Thereafter	1,714
$12,284
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The following table presents activity related to the warranty reserve:

Warranty Reserve Activity	Nine Months Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of fiscal year	$569	$416
Additions charged to cost of sales	171	438
Warranty claims	(108)	(284)
Balance at end of reporting period	$632	$570

Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(2,402)	$(261)	$(3,862)	$876
Net income (loss) from discontinued operations, net of tax	(28)	49	(104)	9,673
Net income (loss)	$(2,430)	$(212)	$(3,966)	$10,549
Denominator:
Weighted average common shares used in basic computation	42,333	41,212	42,164	40,978
Dilutive stock options	—	—	—	565
Weighted average common shares used in diluted computation	42,333	41,212	42,164	41,543
Basic:
Net income (loss) per share from continuing operations:	$(0.06)	$(0.01)	$(0.09)	$0.02
Net income (loss) per share from discontinued operations:	$0.00	$0.00	$0.00	$0.24
Net income (loss) per basic share	$(0.06)	$(0.01)	$(0.09)	$0.26
Diluted:
Net income (loss) per share from continuing operations:	$(0.06)	$(0.01)	$(0.09)	$0.02
Net income (loss) per share from discontinued operations:	$0.00	$0.00	$0.00	$0.23
Net income (loss) per diluted share	$(0.06)	$(0.01)	$(0.09)	$0.25
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Stock options	5,615	3,478	3,326	3,085
Restricted stock units	538	126	367	147
3.Discontinued Operations
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics business to DTN, an operating company of TBG AG, a Swiss-based holding company, pursuant to the DTN Purchase Agreement signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million in cash, and $1.5 million of the payment was deferred. DTN paid the Company $1.45 million on the 12-month anniversary of the closing date, and $0.05 million at the 18-month anniversary of the closing date. The DTN Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
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

On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics business for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the operations and business. The income and costs associated with the TSA for the three and nine months ended December 31, 2021, were de minimis, which were included in income (loss) from discontinued operations on the unaudited condensed consolidated statement of operations.
The related assets and liabilities of the Agriculture and Weather Analytics business were reclassified to assets of discontinued operations and liabilities of discontinued operations, respectively, as of March 31, 2021 on the unaudited condensed consolidated balance sheets. The following table is a summary of major classes of assets and liabilities of discontinued operations:

March 31, 2021
Assets
Right-of-use assets	$78
Total noncurrent assets of discontinued operations	78
Total assets of discontinued operations	$78

Liabilities
Current Lease Liabilities	$94
Total current liabilities of discontinued operations	94
Long Term Lease liabilities	261
Total liabilities of discontinued operations	$355
The results of operations for the Agriculture and Weather Analytics business were included in net income (loss) from discontinued operations on the Company's unaudited condensed consolidated statements of operations. The following table provides information regarding the results of discontinued operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Service revenue	$—	$—	$—	$695
Cost of service revenues	—	—	—	349
Gross profit	—	—	—	346

Operating expenses:
General and administrative	28	6	148	752
Research and development	—	—		407
Restructuring charges	—	—	—	837
Total operating expenses	28	6	148	1,996
Operating loss from discontinued operations	(28)	(6)	(148)	(1,650)
Other income, net	—	24	44	51
Income (loss) from discontinued operation before income tax	(28)	18	(104)	(1,599)
Income tax (benefit) expense	—	47	—	(47)
Net income (loss) from discontinued operations	(28)	65	(104)	(1,646)
Gain on disposal of discontinued operations before income tax	—	—	—	11,315
Income tax expense (benefit) on gain on disposal	—	(16)	—	4
Gain on disposal of discontinued operations after income tax	—	(16)	—	11,319
Net income (loss) from discontinued operations	$(28)	$49	$(104)	$9,673

The following table provides information on the gain recorded on the sale of the Agriculture and Weather Analytics business for the three and nine month periods ended December 31, 2020. These amounts reflect the closing balance sheet of the Agriculture and Weather Analytics business upon the closing of the sale on May 5, 2020 (in thousands).

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
For the nine months ended December 31, 2021 the Company did not incur any restructuring or severance costs.
The following table presents the restructuring and severance costs, for the nine months ended December 31, 2020 (in thousands):

Total
Severance and benefits	$1,105
Lease impairment and other costs	351
Total restructuring and severance costs	$1,456

During the nine months ended December 31, 2020, approximately $0.6 million of the restructuring costs were recorded to restructuring charges in the unaudited condensed consolidated statements of operations, and approximately $0.8 million of the restructuring costs were recorded to income (loss) from discontinued operations in the unaudited condensed consolidated statements of operations.
As of December 31, 2021, we did not accrue any amounts for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed consolidated balance sheet. There were no additional restructuring activities during the three months ended December 31, 2021 and the restructuring activities for the nine months ended December 31, 2021 were as follows (in thousands):

Balance at March 31, 2021	$100
Cash payments	(79)
Balance at June 30, 2021	21
Adjustment to estimated expenses	(21)
Balance at September 30, 2021	$—

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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2021 or March 31, 2021. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at December 31, 2021 and March 31, 2021. As a result of the reorganization during the nine months ended December 31, 2021, the Company reallocated goodwill to the three new reporting units discussed in Note 1, Description of Business and Summary of Significant Accounting Policies.
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of December 31, 2021
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Money market funds	$6,361	$—	$—	$6,361
Securities held in deferred compensation plan (1)	936	(54)	50	932
Subtotal	7,297	(54)	50	7,293
Level 2:
Commercial paper	4,499	—	—	4,499
Corporate notes and bonds	3,000	—	—	3,000
US Treasuries	1,500	—	—	1,500
Subtotal	8,999	—	—	8,999
Total	$16,296	$(54)	$50	$16,292

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$939	$(55)	$48	$932
Subtotal	939	(55)	48	932
Level 3:
Contingent consideration (3)	600	—	—	600
Subtotal	600	—	—	600
Total	$1,539	$(55)	$48	$1,532

	As of March 31, 2021
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Money market funds	$4,676	$—	$—	$4,676
Securities held in deferred compensation plan (1)	89	—	11	100
Subtotal	4,765	—	11	4,776

Level 2:
Commercial paper	4,999	—	—	4,999
Corporate notes and bonds	1,085	—	—	1,085
US Treasuries	4,600	—	—	4,600
Subtotal	10,684	—	—	10,684
Total	$15,449	$—	$11	$15,460

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$100	$—	$11	$111
Subtotal	100	—	11	111
Level 3:
Contingent consideration (3)	600	—	—	600
Subtotal	600	—	—	600
Total	$700	$—	$11	$711
(1) Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s consolidated balance sheet.
(3) Included short-term portion in accrued liabilities and long-term portion in other long-term liabilities on the Company’s consolidated balance sheet.

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2021.
6.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three and nine months ended December 31, 2021 was approximately $0.4 million and $0.2 million, or (18.5)% and (5.5)%, respectively, of pre-tax loss, as compared with a (benefit) expense of approximately $(0.01) million and $0.06 million, or 4.5% and 5.3%, respectively, of pre-tax loss and income for the three and nine months ended December 31, 2020.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2021. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of December 31, 2021.
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
As a result of the restructuring activities and the sale of Agriculture and Weather Analytics business, the Company vacated the Grand Forks lease facility and has subleased the space to DTN, which expired on July 31, 2021. The Company recorded an impairment of $0.3 million during the quarter ended June 30, 2020, representing the total expected shortfall in sublease income and estimated lease buyout as compared to its required payments for the lease under the remainder of the original lease term. Sublease income was recognized on a straight-line basis over the term of the sublease. The Company did not record any impairment for the nine months ended December 31, 2021.
The table below presents lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet as follows:

	Classification	December 31, 2021
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$11,934
Operating lease right-of-use-assets - discontinued operation	Noncurrent assets of discontinued operations	24
Total operating lease right-of-use-assets		$11,958

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$1,385
Operating lease liabilities (short-term) - discontinued operation	Current liabilities of discontinued operations	100
		1,485
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	11,380
Operating lease liabilities (long-term) - discontinued operation	Noncurrent liabilities of discontinued operations	197
		11,577
Total lease liabilities		$13,062

Lease Costs
We recorded approximately $0.7 million and $2.1 million of lease costs in on our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2021 as compared to approximately $0.7 million and $2.0 million for the three and nine months ended December 31, 2020. The Company currently has no variable lease costs. The Company recorded a de minimis amount of sublease income for both the three and nine months ended December 31, 2021 and December 31, 2020, which was included in income (loss) from discontinued operations on the unaudited condensed consolidated statement of operations.
Supplemental Information
The table below presents supplemental information related to operating leases during the nine months ended December 31, 2021 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,104
Weighted average remaining lease term (in years)	5.26
Weighted average discount rate	4.8%
Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2021 were as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2022	$680
2023	2,105
2024	2,816
2025	2,616
2026	2,343
Thereafter	4,513
Total lease payments	15,073
Less imputed interest	(2,011)
Present value of future lease payments	13,062
Less current obligations under leases	(1,485)
Long-term lease obligations	$11,577

9.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At December 31, 2021, there were approximately 3,083,947 shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.9 million as of December 31, 2021.
Stock Options
A summary of activity with respect to our stock options for the nine months ended December 31, 2021 is as follows:

	Options	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2021	5,623	$4.10
Granted	869	5.08
Exercised	(489)	2.89
Forfeited	(119)	4.87
Options outstanding at December 31, 2021	5,884	4.33
Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2021 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2021	448	$4.08
Granted	173	5.22
Vested	(142)	4.83
Forfeited	(4)	4.80
RSUs outstanding at December 31, 2021	475	4.26

Performance Stock Units
The Company has granted a total "target" number of 132,403 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2021	68	$5.47
Granted	64	7.26
Forfeited	(17)	6.37
PSUs outstanding at December 31, 2021	115	6.33
As of December 31, 2021, 19,855 PSUs had vested but not been issued as the three-year performance period has not yet elapsed. If cessation of service should occur prior to the end of the three-year period, these vested PSUs will be issued as shares if earned under the terms of the grant.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Cost of revenues	$53	$55	$161	$148
General and administrative expense	589	612	1,864	1,704
Sales and marketing	74	44	217	99
Research and development expense	52	29	154	78
Restructuring costs	—	—	—	42
Income (loss) from discontinued operations before gain on sale, net of tax	—	—	—	(57)
Total stock-based compensation	$768	$740	$2,396	$2,014
As of December 31, 2021, there was approximately $4.1 million, $0.5 million and $0.5 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.8 years for stock options, 2.1 years for RSUs and 2.2 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $25,000 annual stock value limit. No shares were purchased during the three months ended December 31, 2021 and 2020 for the first offering periods of Fiscal 2022 and 2021, respectively. During the nine months ended

December 31, 2021 and 2020, 44,449 and 41,679 shares were purchased related to the first offering periods of Fiscal 2022 and 2021, respectively. The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.
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
There were no awards granted under the Inducement Plan during the nine months ended December 31, 2021. No further awards will be granted under the Inducement Plan, although the outstanding awards under the Inducement Plan remain outstanding in accordance with their terms.
10.Stock Repurchase Program
On August 9, 2012, the Board approved a new stock repurchase program pursuant to which we may acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, the Board approved a $3.0 million increase to the Company’s existing stock repurchase program, pursuant to which the Company may continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. For the three and nine months ended December 31, 2021 and 2020, we did not repurchase any shares. From inception of the 2012 stock repurchase program through December 31, 2021, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of December 31, 2021, all repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of December 31, 2021, approximately $1.7 million remains available for the repurchase of our common stock under our current program.
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
The acquisition of TrafficCast has been accounted for as a business combination. We estimated the fair values of net assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of TrafficCast is included in the Company's consolidated balances and is included in the annual review for impairment. The goodwill is fully deductible for tax purposes. The earnout consideration was valued using a Monte Carlo simulation. The fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value.
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
Pro Forma Financial Information
The following pro forma information presents the consolidated results of operations of the Company, TrafficCast for the three- and nine- month periods ended December 31, 2020, as if the acquisition of TrafficCast had been completed on April 1, 2020. There was no pro forma impact during the three- and nine- months ended December 31, 2021. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets and increased salaries expense related to the retention bonuses. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and TrafficCast. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of TrafficCast occurred as of April 1, 2020, nor are they intended to represent or be indicative of future results of operations:

	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020

Pro forma revenue	$30,537	$94,770
Pro forma net income (loss) from continuing operations	$(461)	$417

Pro forma net income (loss) per share from continuing operations:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
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

13.Subsequent Events

On January 25, 2022, Iteris, Inc., entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, as agent.

The Credit Agreement provides for a $20 million revolving credit facility with a maturity date of January 24, 2026. In addition, the Company has the ability from time to time to increase the revolving commitments up to an additional aggregate amount not to exceed $40 million, subject to receipt of lender commitments and certain conditions precedent. The Credit Agreement evidencing the facility contains customary representation, warranties, covenants, and event of default. The Credit Agreement is collateralized by substantially all of our property and assets, including intellectual property. The Credit Agreement also contains certain restrictions and covenants that require the Company to maintain, on an ongoing basis, (i) a leverage ratio of no greater than 3.00 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. The leverage ratio also determines the appliable interest rate under the Credit Agreement. Borrowings under the revolving credit facility accrue interest at a rate equal to either SOFR or a specified base rate, at the Company’s option, plus an applicable margin. The applicable margins range from 2.00% to 2.80% per annum for SOFR loans and 1.00% to 1.80% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Company’s leverage ratio.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plan(s),” “should,” “will,” “may,” “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the applications for and acceptance of our products and services, the status of our facilities and product development, the impact of the sale of our Agriculture and Weather Analytics business, and the impact of the acquisition of substantially all of the assets of TrafficCast International, Inc. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Recent Developments
Impact of COVID-19 on Our Business

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than eighteen months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis with travel restrictions, quarantines and "stay-at-home" orders. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. We have not had any facility closures due to the pandemic, but we have experienced some supply chain and work delays due to the Pandemic. Should such delays become protracted or worsen or should longer term budgets or priorities of our clients be impacted, the Pandemic could materially impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the spread of the outbreak, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
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

Our products require specialized parts which have become more difficult to source and have become subject to substantially increased prices as a result of the supply chain interruptions caused by the Pandemic. In anticipation of these shipment lead times as well as the fluctuation in prices, we may continue to build inventory for anticipated periods of growth, may build inventory anticipating demand that does not materialize, or may build inventory to serve what we believe is pent-up demand. We may remain supply-constrained beyond our Fiscal 2022. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future.
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
The Pandemic has had an impact on the Company’s human capital. While our Santa Ana facility has remained open, easing of pandemic restrictions imposed by local and state authorities have allowed a portion of our workforce to return to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe that our system of internal control over financial reporting has not been fundamentally altered and that the effectiveness of the design and operation of internal controls remained materially consistent during the three and nine month periods ended December 31, 2021. Additionally, we have been able to timely file financial reports. We believe we have the infrastructure to efficiently work remotely during the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.
Despite the Pandemic, we believe that the ITS industry in the US should continue to provide new opportunities for the Company although, in the near term, the pace of new opportunities emerging may be restrained and the start dates of awarded projects may be delayed. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.
Sale of Agriculture and Weather Analytics Business
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics business to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to the Purchase Agreement signed on May 2, 2020 (the "DTN Purchase Agreement"), in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million and $1.5 million of payment was deferred. DTN paid the Company $1.45 million on the 12-month anniversary of the closing date, and $0.05 million at the 18-month anniversary of the closing date. The DTN Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
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
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics business for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the business operations. The income and costs associated with the TSA for the three and nine months ended December 31, 2021, were de minimis, which were included in income (loss) from discontinued operations on the unaudited condensed consolidated statement of operations.
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
Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, and project loss reserves (“Adjusted EBITDA”) was approximately $0.1 million and $5.5 million for the three and nine months ended December 31, 2021 as compared to approximately $1.5 million and $5.7 million for the three and nine months ended December 31, 2020, respectively.
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
•Stock-based compensation. These expenses consist primarily of expenses from employee and director equity based compensation plans. Iteris excludes stock-based compensation primarily because they are non-cash expenses and Iteris believes that it is useful to investors to understand the impact of stock-based compensation to its results of operations and current cash flow.
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

Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Net income (loss) from continuing operations	$(2,402)	$(261)	$(3,862)	$876
Income tax expense (benefit)	375	(7)	201	55
Depreciation expense	203	183	629	551
Amortization expense	810	512	2,428	1,236
Stock-based compensation	768	740	2,396	2,071
Other adjustments:
Restructuring charges	—	—	—	619
Acquisition costs	—	285	—	285
Project loss	—	—	3,394	—
Executive severance and transition costs	340	—	340	—
Adjusted EBITDA	$94	$1,452	$5,526	$5,693
Percentage of total revenues	0.3%	5.2%	5.6%	6.7%

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
Analysis of Quarterly Results from Continuing Operations
The following table presents our total revenues for the three and nine month ended December 31, 2021 and 2020:

	Three Months Ended December 31,		$ Increase (decrease)	% Change
	2021	2020
	(In thousands, except percentages)
Product revenues	$15,870	$16,380	$(510)	(3.1)%
Service revenues	16,134	11,790	4,344	36.8%
Total revenues	$32,004	$28,170	$3,834	13.6%

	Nine Months Ended December 31,		$ Increase (decrease)	% Change
	2021	2020
	(In thousands, except percentages)
Product revenues	$51,632	$47,039	$4,593	9.8%
Service revenues	$47,704	$38,387	9,317	24.3%
Total revenues	$99,336	$85,426	$13,910	16.3%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended December 31, 2021 decreased 3.1% to $15.9 million, as compared to $16.4 million in the corresponding period in the prior year, primarily due to supply chain and third-party supplier delays.
Service revenues primarily consist of traffic study, design, engineering, and management services, but also includes service revenues generated from advanced sensor technologies product installation services and cloud-based application installation and support services. Service revenues for the three months ended December 31, 2021 increased 36.8% to $16.1 million, compared to $11.8 million in the corresponding period in the prior year. This increase was due to continued adoption of Iteris' ClearMobility Platform and the addition of $2.0 million of TrafficCast SaaS revenue. Total annual recurring revenue, which we define as all software and managed services revenue was 25% of total revenue for the three months ended December 31, 2021 and 23% of total revenue for the three months ended December 31, 2020.
Total revenues for the three months ended December 31, 2021 increased 13.6% to $32.0 million, compared to $28.2 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 37% increase in services revenues offset by an approximate 3% decrease in product revenues.
Product revenues for the nine months ended December 31, 2021 increased 9.8% to $51.6 million, as compared to $47.0 million in the corresponding period in the prior year, primarily due to continued strong demand for our hardware solutions, further augmented by the addition of approximately $4.6 million of TrafficCast product sales, offset by the factors aforementioned affecting the product revenues for the three months ended December 31, 2021.
Service revenues for the nine months ended December 31, 2021 increased 24.3% to $47.7 million, compared to $38.4 million in the corresponding period in the prior year. This increase was primarily due to continued adoption of Iteris' ClearMobility Platform and the addition of $6.0 million of TrafficCast SaaS revenue. Total annual recurring revenue, which we define as all software and managed services revenue, was 25% of total revenue for the nine months ended December 31, 2021 and 20% of total revenue for the nine months ended December 31, 2020.
Total revenues for the nine months ended December 31, 2021 increased 16.3% to $99.3 million, compared to $85.4 million in the corresponding period in the prior year. The increase in total revenues was primarily due to an approximate 9.8% increase in product revenues, and approximately 24.3% increase in services revenues.
Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements and are not included in deferred revenue on our unaudited condensed consolidated balance sheets. Backlog includes new bookings but does not include awarded orders for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders, but there can be no assurances we will recognize revenue from bookings or backlog timely or ever. Total backlog was $92.3 million as of December 31, 2021 compared to approximately $76.9 million as of December 31, 2020.
Gross Profit
The following tables present details of our gross profit for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		$ Increase (decrease)	% Change
	2021	2020
	(In thousands, except percentages)
Product gross profit	$5,481	$7,967	$(2,486)	(31.2)%
Service gross profit	5,613	3,683	1,930	52.4%
Total gross profit	$11,094	$11,650	$(556)	(4.8)%

Product gross margin as a % of product revenues	34.5%	48.6%
Service gross margin as a % of service revenues	34.8%	31.2%
Total gross margin as a % of total revenues	34.7%	41.4%

	Nine Months Ended December 31,		$ Increase (decrease)	% Change
	2021	2020
	(In thousands, except percentages)
Product gross profit	$22,703	$21,213	$1,490	7.0%
Service gross profit	13,614	12,663	951	7.5%
Total gross profit	$36,317	$33,876	$2,441	7.2%

Product gross margin as a % of product revenues	44.0%	45.1%
Service gross margin as a % of service revenues	28.5%	33.0%
Total gross margin as a % of total revenues	36.6%	39.7%
Our product gross margin for the three and nine months ended December 31, 2021 decreased approximately 1410 and 110 basis points, respectively, as compared to the corresponding periods in the prior year. The decrease in product gross margin was due to higher costs for certain microchips and integrated circuits for our sensor products.

Our service gross margin for the three and nine months ended December 31, 2021 increased approximately 360 basis points and decreased approximately 450 basis points, respectively as compared to the corresponding periods in the prior year. The increase for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 was due to higher sales in application and cloud based services, which generally result in higher gross margins than other services. The decrease for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020 was due to recognition of an estimated contractual loss on a project with a customer, for which approximately $3.4 million was recorded for the nine months ended December 31, 2021.

Our total gross margin for the three and nine months ended December 31, 2021 decreased approximately 670 and 310 basis points, respectively, as compared to the corresponding prior year periods due to aforementioned reasons.
General and Administrative Expense
General and administrative expense for the three months ended December 31, 2021 decreased approximately 5.4% to $5.9 million, compared to $6.3 million for the three months ended December 31, 2020. General and administrative expense for the nine months ended December 31, 2021 increased approximately 5.2% to $18.4 million, compared to $17.5 million for the nine months ended December 31, 2020. The decrease for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 was due to a decrease in compensation and benefit costs. The increase for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020 was primarily due to the addition of TrafficCast, and additional professional services fees related to the Company's review of strategic alternatives.
Sales and Marketing
Sales and marketing expense for the three months ended December 31, 2021 increased approximately 19.8% to $4.6 million compared to $3.9 million for the three months ended December 31, 2020. Sales and marketing expense for the nine months ended December 31, 2021 increased approximately 33.2% to $14.1 million compared to $10.6 million for the nine months ended December 31, 2020. The increase was primarily due to the addition of TrafficCast, and higher sales commissions based on higher sales for the nine months ended December 31, 2021.

Research and Development Expense
Research and development expense for the three months ended December 31, 2021 increased approximately 29% to $1.9 million, compared to $1.4 million for the three months ended December 31, 2020. Research and development expense for the nine months ended December 31, 2021 increased approximately 56.3% to $5.4 million, compared to $3.5 million for the nine months ended December 31, 2020. The overall increase was primarily due to the addition of TrafficCast and continued investment in research and development activities largely focused on improving our existing software related offerings.
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
Amortization of Intangible Assets
Amortization of intangible assets was approximately $0.7 million and $0.4 million for the three months ended December 31, 2021 and 2020, respectively. Amortization of intangible assets was approximately $2.0 million and $0.8 million for the nine months ended December 31, 2021 and 2020, respectively. The increase was primarily due to amortization related to intangible assets acquired as part of the TrafficCast acquisition.
Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three and nine months ended December 31, 2021 was approximately $0.4 million and $0.2 million, or (18.5)% and (5.5)%, respectively, of pre-tax loss, as compared with an (benefit) expense of approximately $(0.01) million and $0.06 million, or 4.5% and 5.3%, respectively, of pre-tax loss and income for the three and nine months ended December 31, 2020.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2021. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of December 31, 2021.
Liquidity and Capital Resources
Liquidity Outlook

We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of December 31, 2021, we had cash and cash equivalents totaling approximately $27.5 million. We do not have a revolving credit facility as of December 31, 2021. See Note 13 Subsequent Events for further details on a revolving credit facility the company closed on January 25, 2022. Our cash position will also be impacted by any capital expenditures or acquisitions we complete in the future.
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
At December 31, 2021, we had $38.8 million in working capital, excluding current assets and liabilities of discontinued operations, which included $27.5 million in cash and cash equivalents. This compares to working capital of $36.4 million at March 31, 2021, excluding current assets and liabilities of discontinued operations, which included $25.2 million in cash and cash equivalents as well as $3.1 million in short-term investments.
Operating Activities. Net cash used by operating activities of our continuing operations for the nine months ended December 31, 2021 of approximately $2.0 million was primarily the result of approximately $10.3 million from non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. This was offset by our net loss from continuing operations of approximately $3.9 million coupled with approximately $8.5 million of outflows due to changes in working capital. Net cash used in operating activities from discontinued operations was approximately $0.1 million.
Net cash provided by operating activities of our continuing operations for the nine months ended December 31, 2020 of $3.3 million was primarily the result of our net income of approximately $0.9 million and $5.0 million in non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization, offset by approximately $2.5 million from changes in working capital. Net cash used in operating activities from discontinued operations was approximately $1.6 million.
Investing Activities. Net cash provided by investing activities of our continuing operations during the nine months ended December 31, 2021 was primarily the result of approximately $3.1 million in proceeds from the maturity of short-term investments offset by approximately $0.3 million of property and equipment purchases, and approximately $1.3 million of capitalized software development costs. Net cash provided by investing activities from discontinued operations was approximately $1.5 million.
Net cash used in investing activities of our continuing operations during the nine months ended December 31, 2020 was primarily the result of approximately $23.7 million in purchases of short-term investments, approximately $15.0 million in cash paid for the TrafficCast acquisition, approximately $0.4 million of property and equipment purchases, and approximately $0.6 million of capitalized software development costs, related to VantageLive! and ClearGuide. These investments were partially offset by approximately $27.0 million in proceeds from the sale and maturity of short-term investments. Net cash provided by investing activities from discontinued operations was approximately $9.7 million.
Financing Activities. Net cash provided by financing activities of our continuing operations during the nine months ended December 31, 2021 was the result of approximately $1.3 million and $0.2 million of cash proceeds from the exercises of stock options and purchase of ESPP shares, respectively.

Net cash provided by financing activities of our continuing operations during the nine months ended December 31, 2020 was the result of approximately $1.3 million and $0.2 million of cash proceeds from the exercises of stock options and purchase of ESPP shares, respectively.

Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements at December 31, 2021.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K from the year ended March 31, 2021, filed with the SEC on June 1, 2021, as amended on June 7, 2021. Refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 1, 2021, as amended on June 7, 2021, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.
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
For the three and nine month periods ended December 31, 2021, the Company did not repurchase any shares. From inception of the 2012 program in August 2012 through December 31, 2021, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of December 31, 2021, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of December 31, 2021, approximately $1.7 million remains available for the repurchase of our common stock under our current program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
10.1	Credit Agreement, dated as of January 25, 2022, by and between Iteris, Inc. and Capital One, National Association	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on January 28, 2022

10.2	Severance Agreement, dated December 30, 2021 between Iteris, Inc. and Ramin Massoumi	Filed herewith

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	Filed herewith
___________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2022	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)