Form 10-K
period 2022-03-31
ITERIS, INC.
filed 2022-06-01
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-08762
ITERIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2588496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1250 S. Capital of Texas Hwy., Building 1, Suite 330., Austin, Texas	78746
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (512) 716-0808
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	ITI	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2021 was approximately $223,257,646. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 2022, there were 42,429,597 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2022
Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. and its wholly-owned subsidiaries, including ClearAg, Inc., and Albeck Gerken, Inc. BlueARGUS™, BlueTOAD®, CheckPoint™, ClearGuide®, ClearFleet®, ClearMobility™, ClearRoute™, CVIEW-Plus™, Inspect™, iPeMS®, Iteris®, Iteris SPM®, Next®, P10™, P100™, P-Series™, PedTrax®, Reverse 511®, SmartCycle®, SmartCycle Bike Indicator®, SmartSpan®, Spectra™, SPM® (logo), TrafficCarma®, UCRLink™, Vantage®, Vantage Apex™, VantageFusion™, VantageLive!®, Vantage Next®, VantagePegasus®, VantageRadius®, Vantage Vector®, Velocity® and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management's beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "intend(s)," "plan(s)," "should," "will," "may," "anticipate(s)," "estimate(s)," "could," "should," and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, statements concerning any potential future impact of the coronavirus disease COVID-19 pandemic on our business, the impact of any current or future litigation, the impact of recent accounting pronouncements, the impact of current supply chain constraints, the applications for and acceptance of our products and services, the status of our facilities and product development, the impact of the sale of our Agriculture and Weather Analytics Business, and the impact of the acquisition of substantially all of the assets of TrafficCast International, Inc. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in "Risk Factors" set forth in Part I, Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. BUSINESS
Overview
Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions. Our cloud-enabled end-to-end solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone.
As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service ("SaaS") offerings, mobility consulting services and end-to-end solutions delivered as cloud-enabled managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States ("U.S.") and internationally.
We believe our products, solutions and services increase safety and decrease congestion within our communities, while also minimizing environmental impact.
We continue to make significant investments to leverage our existing technologies and further enhance our advanced detection sensors, mobility intelligence software, mobility data sets, mobility consulting services, and cloud-enabled managed services. As we are always mindful of capital allocation, we apply significant effort to evaluate and prioritize these investments. Likewise, we are always exploring strategic alternatives intended to optimize the value of our Company.
Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004. Our principal executive offices are located at 1250 S Capital of Texas Hwy, Bldg. 1, Suite 330, Austin TX 78746, and our telephone number at that location is (512) 716-0808. Our website address is www.iteris.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, together with amendments to these reports, are available on the "Investor Relations" section of our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").
Recent Developments
COVID-19 Update
The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than 24 months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the global economy. Though there has been a trend in increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates continue to fluctuate and federal, state and local government regulations continue to rapidly change. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. We have not had any facility closures due to the Pandemic, but we have experienced supply chain and work delays on certain projects. Should such delays become protracted or worsen or should longer-term budgets or priorities of our clients be impacted, the Pandemic could negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the Pandemic, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, we have taken certain actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions included, but are not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities. Refer to Note 4, Restructuring Activities, for more information.

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have begun to increase inventory levels and may continue to do so for an extended period. In the event demand doesn’t materialize, we may need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, to meet customer demand, resulting in high levels of unshippable backlog. We have placed non-

cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future. Still, we may remain supply-constrained beyond the fiscal year ended March 31, 2022 ("Fiscal 2022").

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration (see Note 6, Income Taxes, to the Consolidated Financial Statements, including in Part II, Item 8 of this report).

The Pandemic has had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility has remained open, easing of Pandemic restrictions imposed by local and state authorities have allowed a portion of our workforce to return to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. Additionally, we have been able to timely file financial reports. We believe we have the right infrastructure to efficiently work remotely for the balance of the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.

The Company assessed the impacts of the Pandemic on the estimates and assumptions used in preparing these audited consolidated financial statements. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the Pandemic and its resulting impact on global economic conditions. If economic conditions caused by the Pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. See below for areas that required more judgments and estimates as a result of the Pandemic. The Company will continue to assess the effect on its operations by monitoring the spread of the Pandemic and the actions implemented to combat the virus throughout the world. As a result, our assessment of the impact of the Pandemic may change.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “TrafficCast Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TrafficCast Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “TrafficCast Business”) and assume certain specified liabilities of the TrafficCast Business in exchange for a total purchase price of up to $17.7 million.

The $17.7 million in total consideration was comprised of $15.0 million paid in cash on the closing date, $1.0 million held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, $1.1 million acquisition-related liability, and a $1.0 million earn out, fair valued at $0.6 million as of March 31, 2021, that if earned, will be paid over two years based on the TrafficCast Business’ achievement of certain revenue targets. The TrafficCast Purchase Agreement also provided for customary post-closing adjustments to the purchase price tied to working capital balances of the TrafficCast Business at closing (see Note 12, Acquisitions, to the Consolidated Financial Statements). The transaction closed on December 7, 2020.

Simultaneous with closing the transaction, the parties entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business uses to support its real-time and predictive travel data and associated content.
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
Sale of Agriculture and Weather Analytics Business

On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our former Agriculture and Weather Analytics business to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to an Asset Purchase Agreement (the “AWA Purchase Agreement”) signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million, subject to working capital adjustments. Upon closing, the Company received $10.5 million in cash and $1.5 million of payment was deferred. DTN paid the Company $1.45 million at the 12-month anniversary of the closing date, and $0.05 million at the 18-month anniversary of the closing date. (See Note 3, Discontinued Operations, to the Consolidated Financial Statements.)
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
Products and Services
Iteris provides comprehensive smart mobility infrastructure solutions for public-sector and private-sector customers primarily located in North America. These solutions include traveler information systems, transportation performance measurement software, traffic analytics software, transportation operations software, transportation-related data sets, advanced sensing devices, managed services, traffic engineering services, and mobility consulting services. Beginning December 7, 2020, Iteris includes the public-sector and private-sector operations of TrafficCast (see Note 12, Acquisitions, to the Consolidated Financial Statements, included in Part II, Item 8 of this report for further details on the acquisition of TrafficCast).

Software Solutions

Iteris offers our public-sector and private-sector customers a portfolio of industry-leading smart mobility infrastructure software solutions. These software solutions include ClearGuide, ClearRoute, Commercial Vehicle Operations, BlueArgus, TrafficCarma and others as described below.

•ClearGuide, which is provided on a software-as-a-service basis, is a state-of-the-art mobility intelligence and transportation performance measures solution. It utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns to enable the effective performance analysis and management of traffic infrastructure resources at various levels – highway, arterial (i.e., corridor), or intersection. At times, we refer to intersection performance analytics as signal performance measurement ("SPM"). ClearGuide users can measure how a transportation network is performing and identify potential areas of improvement. These applications are also capable of providing users with predictive traffic analytics, and easy-to-use visualization and animation features based on historical traffic conditions.

•ClearRoute delivers contextual, real-time, actionable mobility intelligence and traveler information services on a platform-as-a-service basis. ClearRoute provides multimodal, multilingual, traveler information via mobile apps, websites, email and text alerts, and Interactive Voice Response ("IVR"). The ClearRoute solution benefits from a powerful, flexible and streamlined infrastructure to help reduce congestion and improve safety and mobility for transportation networks across the country, and facilitates frictionless interoperability, flexible provisioning, and robust management of customer focused data.

•Commercial vehicle operations and vehicle safety compliance applications, which are provided on a software-as-a-service basis include various applications branded as ClearFleet, CVIEW-Plus, CheckPoint, UCRLink, and Inspect. Collectively, these software applications support state-based commercial vehicles operations by storing and distributing intrastate and interstate commercial vehicle information for local, state, and federal agency roadside and enforcement operations.

•TrafficCarma, which is easily white labeled, is the first mobile application focused on the 120 million U.S. daily commuters and their journeys to and from work, train stations, airports, sporting events and other destinations. TrafficCarma provides advice on known route choices, not turn-by-turn navigation. It is personalized for peoples’ daily commutes and the roads they drive most. Verified crowdsourced content is combined with road speed data, public agency reports, camera imaging and other metrics and delivers users information relevant to their commute and other personal routes.

•VantageLive! is a software-a-as-service solution that allows users to collect, process and analyze advanced intersection data for our Vantage sensors, as well as to view and understand intersection activity

•BlueARGUS is a software-as-a-service solution that collects, analyzes, and visualizes various information related to travel times, speeds, and origin-destination from our BlueTOAD Spectra sensors and connected vehicle information from our BlueTOAD Spectra RSU sensors.

Mobility Data Sets

ClearData is the enhanced mobility data output of the Iteris ClearMobility Cloud, a suite of data integration and analytics engines that aggregates and validates both proprietary and diversely sourced data inputs, including incidents, construction and connected vehicle GPS probes. Following processing and quality assurance, ClearData reflects real-time road conditions and is delivered to public- and private-sector customers via subscription-based direct data feeds or application programming interfaces (APIs), or through ClearGuide, our mobility intelligence and transportation performance measures software solution. The complex, dynamic nature of roadway traffic cannot be explained by any single data source. ClearData resolves data conflicts through proprietary algorithms and selective quality control from experienced traffic analysts.

Advanced Sensors

Iteris offers advanced intersection detection and other fixed traffic sensors that collectively comprise our two sensor families – Vantage and BlueTOAD. Increasingly, we bundle communications systems and traffic data collection applications (e.g., VantageLive! and BlueARGUS) with our sensor products.

The Vantage family of sensors uses advanced image processing technology, radar technology and other techniques to observe multi-modal traffic (e.g., vehicle, bicycle, and pedestrian), translate these observations into structured data, and apply sophisticated, proprietary algorithms to this structured data to optimize traffic signal performance in real-time. Certain Vantage sensors apply machine learning techniques for enhanced object classification. In addition to detecting the presence of objects, our Vantage systems record vehicle count, speed and other traffic information used in traffic management systems. Thus, our Vantage systems give traffic managers the tools to mitigate roadway congestion by visualizing and analyzing traffic patterns, allowing them to modify traffic signal timing to improve traffic flow. Our various software components complement our Vantage detection systems by providing integrated platforms to manage and view detection assets remotely over a network connection, as well as mobile application for viewing anywhere. The Vantage family of sensors includes Vantage Apex, Vantage Fusion, Vantage Next, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, SmartSpan, VersiCam, PedTrax, and P-Series products.

•Vantage Fusion is a connected-vehicle (CV) focused detection product that tracks and reports vehicles and pedestrians in and around intersections. This product helps the industry bridge the currently fledgling CV market to an eventually CV-dominant world by providing non-CV vehicle locations (and details) to the CV network. This product is developed in partnership with Continental AG, a global automotive parts manufacturer and leading CV equipment provider.

•Vantage Apex is the industry’s first full 1080p high-definition (HD) video and 4D/HD radar hybrid sensor with integrated artificial intelligence (AI) algorithms. Vantage Apex provides precise and detailed detection, tracking and classification of traffic.

•Vantage Vector is a hybrid video and radar detection sensor with a wide range of capabilities, including stop bar and advanced zone detection, which enable advanced safety and adaptive control applications.

•SmartCycle capability, which can effectively differentiate between bicycles and other vehicles with a single video detection camera, is available with all of our Vantage systems. SmartCycle enables more efficient signalized intersections, improved traffic throughput and increased bicyclist safety. Agencies using bicycle timing benefit from bicycle-specific virtual detection zones that can be placed anywhere within the approaching traffic lanes, eliminating the need for separate bicycle-only detection systems.

•SmartCycle Bike Indicator, which leverages the SmartCycle bicycle detection algorithm, is a device that mounts onto traffic signals and illuminates when cyclists waiting at an intersection have been detected, allowing cyclists to avoid interacting with vehicle traffic to push pole-mounted buttons.

•PedTrax capability, which is also available with all of our Vantage systems, provides bi-directional pedestrian counting and speed tracking within the crosswalk to help improve signal timing efficiency, as well as providing an additional data stream to existing vehicle and bicycle counts.

•VersiCam, an integrated camera and processor video detection system, is a cost-efficient video detection system for smaller intersections that require only a few detection points.

The BlueTOAD product family combines unique MAC Address capture with the latest Connected Vehicle technologies. The combination of these two technologies provides customers with a market leading sensor along with a comprehensive data set that enables advanced analytics through our SaaS offerings. The BlueTOAD family of sensors includes BlueTOAD Spectra and BlueTOAD Spectra RSU, both of which we bundle with a Cloud-based software application branded as BlueARGUS.

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

In select territories, the Company also sells certain complementary original equipment manufacturer ("OEM") products for the traffic intersection market, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.

We believe that future growth domestically and internationally for our Vantage family of products, will be dependent in part on the continued replacement of adoption of traditional in-pavement loop technology with above-ground video and radar detection technologies to manage traffic.

Managed Services

Iteris Managed Services offer traffic management centers ("TMC") design, staffing, and operations services to public agencies, whether they need to create a new TMC or migrate an existing TMC network to a virtual environment. Iteris partners with agencies to augment their internal capability and provide the foundation and expertise required to successfully implement virtual TMCs to support goals such as capital or recurring cost savings, operation from any location, and staff security and flexibility.

Additionally, Iteris’ cloud-enabled managed services combine software-as-a-service, smart sensors and consulting expertise to proactively address the challenges of monitoring and maintaining intersections, arterials and highways along with their related in-field technology. These services include congestion and asset management areas of focus, combining innovative traffic optimization with hardware inventory and maintenance.

With Iteris Managed Services, public transportation agencies, real estate developers, construction firms, and event operators can save time and money while better keeping road users safe and ensuring that traffic flows efficiently.

Traffic Engineering and Mobility Consulting

Our traffic engineering and mobility consulting services include planning, design, development and implementation of software and hardware-based ITS systems that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services also include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.

ClearMobility Platform

With the company’s introduction of the ClearMobility Platform, we aligned our entire portfolio of solutions under a common branding structure. We believe this alignment will drive internal synergies, increase our cross-sell rate, enhance sales productivity, and increase market awareness of our entire solutions portfolio. Additionally, we launched the ClearMobility Cloud that enables seamless interoperation among our solutions via a common mobility data management engine, application programming interface ("API") framework, and microservices ecosystem that provides standardized data ingestion, cleansing, and analytics, as well as authentication and policy-based security for each component of the ClearMobility Platform. ClearMobility Cloud is both horizontally scalable and third-party extensible.

Because we are now aligning, harmonizing, and optimizing our portfolio of individual solutions to a common platform, the Company’s chief operating decision maker (“CODM”) evaluates financial and operational performance holistically. As such, in fiscal 2022 we began reporting as a single operating segment.

Market Conditions

Currently, over 90% of our revenue is attributable to public-sector customers. Therefore, most of our revenue is dependent upon state and local government funding, and to a lesser extent federal governmental funding. In some cases, this funding is appropriated annually through the respective legislative process. In other cases, various dedicated funding mechanisms exist to support transportation infrastructure and related projects, including, but not limited to dedicated sales and gas tax measures, vehicle and permit fees, and other alternative dedicated funding sources. Additionally, some of our activities may be funded through bond measures.

We believe that overall demand for our solutions will continue to be dependent at least in part on the federal and local government's use of funds, and as in the past, our business may be, at times, adversely affected by governmental budgetary issues. Therefore, we were pleased that the Infrastructure Investment and Jobs Act ("IIJA") became effective on November 15, 2021. The IIJA will contribute $1.2 trillion to fund physical infrastructure and public works, adding $550 billion to existing levels of transportation-specific funding. With that funding pool, areas of direct relevant to Iteris include $110 billion for roads, bridges and major projects, $39 billion for public transit, and $11 billion for transportation safety. However, delays in the allocation of funds may prolong uncertainty regarding the allotment of transportation funds in federal, state and local budgets.
Sales and Marketing
We market and sell our software, mobility data, managed services, traffic engineering, and mobility consulting services to government agencies pursuant to negotiated contracts that involve competitive bidding and specific qualification requirements. Most of our contracts are with federal, state and local municipal customers, and generally provide for cancellation or renegotiation at the option of the customer upon reasonable notice and fees paid for modification. We generally use selected members of our traffic engineering, mobility consulting, data science and product management teams on a regional basis to serve in sales and business development functions. Our traffic engineering and mobility consulting service contracts generally involve long lead times and require extensive specification development, evaluation and price negotiations.
We sell our Vantage and BlueTOAD product families along with their related software bundles through both direct and indirect sales channels. Where we sell direct, we use a combination of our own sales personnel and outside sales organizations to sell, oversee installations, and support our products. Our indirect sales channel comprises a network of independent distributors in the U.S. and select international locations, which sell integrated systems and related products to the traffic management market. Our independent distributors are trained in and primarily responsible for the sales, installation, set-up and support of our products. They maintain an inventory of demonstration traffic products from various manufacturers, who sell directly to government agencies and installation contractors. These distributors often have long-term arrangements with local government agencies in their respective territories for the supply of various products for the construction and renovation of traffic intersections, as they are generally well-known suppliers of various high-quality ITS products to the traffic management market. We periodically hold technical training classes for our distributors and end-users, and we maintain a full-time staff of customer support technicians throughout the U.S. to provide technical assistance when needed. When appropriate, we modify or make changes to our distributor network to accommodate the needs of the market and our customer base.
With the acquisition of the TrafficCast Business on December 7, 2020, we now sell traffic and mobility data and software through a direct sales model to commercial enterprises, such as media companies involved in providing real-time traffic data and traffic incident data to insurance companies, automotive OEMs and the traveling public.
We have historically had a diverse customer base. For Fiscal 2022, fiscal year ended March 31, 2021 ("Fiscal 2021"), and fiscal year ended March 31, 2020 ("Fiscal 2020"), no individual customer represented greater than 10% of our total revenues. As of March 31, 2022 and 2021, no individual customer accounted for more than 10% of our total trade accounts receivable.
Manufacturing and Materials
We use contract manufacturers to build subassemblies that are used in our products. Additionally, we procure certain components for our products from qualified suppliers, both in the U.S. and internationally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include Veris Manufacturing and MoboTrex, Inc. Our assembly and test activities are conducted in approximately 9,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors is based upon bi-annual forecasts that we generally adjust on a monthly basis to control inventory levels. Typically, we do not manufacture any of the hardware used in the transportation management and traveler information systems that we design and implement. Our production facility maintains a Quality Management System that is currently certified as conforming to all requirements of the International Organization for Standardization ("ISO") 9001:2015 international standard.
Customer Support and Services
We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for Fiscal 2022, Fiscal 2021 and Fiscal 2020. We believe customer support is a key competitive factor for our Company.
Backlog
Our total backlog of unfulfilled firm orders was approximately $99.9 million at March 31, 2022. We expect to recognize revenue of approximately 75% of our backlog as of the end of a fiscal year in the subsequent fiscal year. At March 31, 2021, we had backlog of approximately $78.1 million. The increase in backlog in the current fiscal year was generally attributable to overall strong demand for our products and services, as well as the timing of the receipt of some large contracts.

Backlog is an operational measure representing future unearned revenue amounts believed to be firm and earned under existing agreements. Backlog is not included in deferred revenue on our consolidated balance sheets. Backlog does not include contract awards for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders.
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
Product Development
Our product development activities are mostly conducted at our facility in Santa Ana, California, as well as our facilities in Madison, Wisconsin and Oakland, California. Our research and development costs and expenses were approximately $7.4 million for Fiscal 2022, $5.1 million for Fiscal 2021, and $4.3 million for Fiscal 2020. We expect to continue to pursue various product development programs and incur research and development expenditures for the Company in future periods.
We believe our engineering and product development capabilities are a competitive strength. We strive to continuously develop new products, technologies, features and functionalities to meet the needs of our ever-changing markets, as well as to enhance, improve upon, and refine our existing product lines. We plan to continue to invest in the development of further enhancement and functionality of our ClearMobility Platform.
Competition
Generally, we face significant competition in each of our target markets. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.
The markets in which we operate are highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors in the managed services and consulting business lines include a mix of local, regional and international engineering services firms. Our competitors in the software business line (e.g., performance measurement and management, advanced traveler information systems, and our commercial vehicle operations and vehicle safety compliance platforms) include university affiliated software organizations and, venture backed software companies, as well as other multi-disciplinary hardware and software corporations.

In the market for our products, we compete with manufacturers and distributors of other above-ground video camera and radar detection systems and manufacturers and distributors of other non-intrusive detection devices (e.g., microwave, infrared, radar, ultrasonic and magnetic detectors), as well as manufacturers and installers of in-pavement inductive loop products, which have historically been, and currently continue to be, the predominant vehicle detection system in this market. Additionally, products such as BlueTOAD and VantagePegasus compete against various competitors in the travel-time and data communications markets, respectively.
In general, the markets for the products and services we offer are highly competitive and are characterized by rapidly changing technology and evolving standards. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases, and significantly greater financial, technical, manufacturing, distribution and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging standards or technologies, or to devote greater resources to the promotion and sale of their products. It is also possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We believe that our ability to compete effectively in our target markets will depend on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price and service, and technical support. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in our target markets would have a material adverse effect on our business, financial condition and results of operations.
Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We currently have a total of 30 issued U.S. patents, including: (i) 17 relating to our advanced sensor technologies, (ii) 7 relating to our engineering and consulting services technologies and (iii) 6 related to our purchase of the TrafficCast Business. We had a total of 2 pending patent applications in the U.S. We currently have 5 issued foreign patents and 2 foreign patent applications related to our purchase of the TrafficCast Business. The expiration dates of our patents range from 2026 to 2040. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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
Employees
As of March 31, 2022, we employed 428 full-time employees and 16 part-time employees, for a total of 444 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.
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
A significant portion of our revenues is derived from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenue from government contracts will continue to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:
•delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government, and delays or reductions in other state and local funding dedicated for transportation and ITS projects;
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
Our profitability could be adversely affected if we are not able to maintain adequate utilization of our engineering and consulting workforce.
The cost of providing our engineering and mobility consulting services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:
•our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;
•our ability to forecast demand for our services and thereby maintain an appropriate headcount in our various regions;
•the timing of new contract awards, the commencement of work under an awarded contract or the completion of large contracts;
•the availability of project funding or other project budget issues;
•our need to devote time and resources to training, business development, professional development and other non-chargeable activities; and
•our ability to match the skill sets of our employees to the needs of the marketplace.
An inability to properly and fully utilize our engineering and consulting workforce would reduce our profitability and could have an adverse effect on our results of operations.
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
Experienced users and computer programmers may be able to penetrate, or "hack", our network security and create system disruptions, cause shutdowns and compromise or misappropriate our confidential information or that of our employees and third parties. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our internal network, any of our systems, service offerings or otherwise exploit any security vulnerabilities of our network, systems or service offerings. In addition, sophisticated services, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of a system. We could incur expenses addressing problems created by cyber or other security problems, bugs, viruses, worms malicious software programs and security vulnerabilities, and our efforts to address these problems may not be successful. We must, and do, take precautions to secure customer information and prevent unauthorized access to our databases and systems containing confidential information. Any data security event, such as a breach, data loss or information security lapses, whether resulting in the compromise of personal information or the improper use or disclosure of confidential, sensitive or classified information, could result in interruptions, cessation of service(s), claims, remediation costs, regulatory sanctions against us, loss of current and future contracts, adverse effects to results of operations and financial condition, serious harm to our reputation and/or adverse effects to our stock price. We operate our ERP system on a SaaS platform, and we use this system for reporting, planning, sales, audit, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on this system, and the third-party provider of this service, for a number of aspects of our operations. If this service provider or this system fails, or if we are unable to continue to have access to this system on commercially reasonable terms, or at all, operations would be severely disrupted until an equivalent system could be identified, licensed or developed, and integrated into our operations. This disruption would have a material adverse effect on our business. We carry insurance, including cyber insurance, commensurate with our size and the nature of our operations, although there is no certainty that such insurance will in all cases be sufficient to fully reimburse us for all losses incurred in connection with the occurrence of any of these system security risks, data protection breaches, cyber-attacks or other events.
If unauthorized access is obtained to our customer's personal and/or proprietary data in connection with our web-based and mobile application solutions and services, we may suffer various negative impacts, including a loss of customer and market confidence, loss of customer loyalty, and significant liability to our customers and to individuals or businesses whose information was being stored.
Protecting data of our customers is critical to our business, and if there is unauthorized access, we may incur significant costs or liabilities. In addition, we are required to comply with government contracting requirements and make investments in our systems to protect that data. If we are unable to do so, our customers may lose confidence in us, which would harm our sales, and we may incur significant expenses or liabilities.
The coronavirus pandemic could have an adverse effect on our business.
The COVID-19 Pandemic has materially adversely impacted global economic conditions. More than 24 months into the Pandemic, COVID-19 continues to have an unprecedented impact on the global. Though there has been a trend in increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates continue to fluctuate and federal, state and local government regulations continue to rapidly change. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. We have not had any facility closures due to the Pandemic, but we have experienced supply chain and work delays on certain projects. Should such delays become protracted or worsen or should longer-term budgets or priorities of our clients be impacted, the Pandemic could negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and volatility of our stock price will depend largely on future developments, including the duration of the Pandemic, new and potential more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be predicted. This situation is changing continuously and can be rapid, and additional impacts may arise that we are not aware of currently.

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have begun to increase inventory levels and may continue to do so for an extended period. In the event demand doesn’t materialize, we may need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, to meet customer demand, resulting in high levels of unshippable backlog. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future. Still, we may remain supply-constrained beyond the fiscal year ended March 31, 2022 ("Fiscal 2022").

The Company cannot predict the duration or direction of current trends or their sustained impact. The Company will continue to assess the effect on its operations by monitoring the spread of the Pandemic and the actions implemented to combat the virus throughout the world and its assessment of the impact of the Pandemic may change. In particular, there is significant uncertainty about the duration and extent of the impact of the Pandemic and its resulting impact on global economic conditions. If economic conditions caused by the Pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted.
Acquisitions of companies or technologies, including our acquisition of TrafficCast, may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention.
We completed the acquisition of TrafficCast in December 2020 and we plan to continue to explore acquiring additional complementary businesses, products, services, and technologies. Acquisitions may require significant capital infusions and, in general, acquisitions also involve a number of special risks, including:
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
We have only been in the business of software development for a few years and have in the past and may in the future experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development activities. Despite testing and quality control, we cannot be certain that errors will not be found in our software after its release. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications, or harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, software companies are subject to litigation concerning intellectual property disputes, which could be costly and distract our management. Due to delays in the completion of a software development contract with a customer, the Company recorded an estimated loss on the contract during the year ended March 31, 2022. The estimates and assumptions used in these assessments were based upon management's judgment and may be subject to change as new events occur and additional information is obtained. In particular, there remains uncertainty with regards to the additional costs required to fulfill the Company's obligations with regards to the contract. If the future estimated costs to fulfill this contract exceed current estimates, the Company's financial condition, cash flows, and results of operations may be materially impacted.
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
We believe our revenue growth and future operating results will depend on our ability to complete development of new products and enhancements, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce our production costs. During the past few fiscal years, we have introduced, and will continue to introduce this fiscal year, both new and enhanced products. We cannot guarantee the success of these products, and we may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.
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
Our competitors tend to vary across the various product categories in which we participate.
The engineering and consulting market is highly fragmented and is subject to evolving national and regional quality and safety standards. Our competitors vary in size, number, scope and breadth of the products and services they offer, and include large multi-national engineering firms and smaller local or regional firms.
Our sensors line of business competes with existing, well-established companies and technologies, both domestically and abroad. Only a portion of the traffic intersection market has adopted advanced above-ground detection technologies, and our future success will depend in part upon gaining broader market acceptance for such technologies. Certain technological barriers to entry make it difficult for new competitors to enter the market with competing video or other technologies; however, we are aware of new market entrants from time to time. Increased competition could result in loss of market share, price reductions and reduced gross margins, any of which could seriously harm our business, financial condition and results of operations.
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
Due to the specialized nature of our business and the current tight labor market, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may adversely affect our growth in the current fiscal year and in future years. This situation is exacerbated by pressure from agency customers to contain our costs, while salaries for most employees are on the rise. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we may not be able to attract and retain such employees, which could impair our ability to perform our contractual obligations, meet our customers' needs, win new business, and adversely affect our future results. Likewise, the future success of our consulting services will depend on our ability to hire additional qualified engineers, planners and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense and has become more so in recent months. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military action in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in government agency budgets and funding preferences as well as increase in cyberattacks and cyber and corporate espionage. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are actively monitoring the situation in Ukraine and assessing its impact on our business. The extent and duration of the military action and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.
Legal and Regulatory Risks
We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.
If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may be able to access our proprietary technology and our business, financial condition and results of operations will likely be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately in the U.S. or internationally.
Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. We have in the past, currently, and may in the future, be subject to litigation regarding our intellectual property rights. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party's intellectual property. Our continued expansion into software development activities may subject us to increased possibility of litigation. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management's attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.
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
We had a GAAP net loss of approximately $7.1 million in Fiscal 2022, which includes $0.2 million of net loss from discontinued operations, and net income of $10.1 million in Fiscal 2021 and net loss of $5.6 million in Fiscal 2020, and we cannot assure you that we will be profitable in the future. Our ability to operate at a profit in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability, supply chain constraints and other items that are not in our control. Furthermore, we rely on operating profits to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments.
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
Our use of estimates in conjunction with the input method of measuring progress to completion of performance obligations for our engineering and consulting services revenues could result in a reduction or reversal of previously recorded revenues and profits.
A portion of our engineering and consulting services revenues are measured and recognized over time using the input method of measuring progress to completion. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.
Declines in the value of securities held in our investment portfolio can affect us negatively.

As of March 31, 2022, we had no securities available for sale within our investment portfolio. The value of our investment portfolio has fluctuated as a result of market volatility and economic or financial market conditions. Declines in the value of securities held in our investment portfolio negatively impact our levels of capital and liquidity. Further, to the extent that we experience unrealized losses in our portfolio of investment securities from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. Although we have policies and procedures in place to assess and mitigate potential impacts of market risks, those policies and procedures are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Accordingly, we could suffer adverse effects as a result of our failure to anticipate and manage these risks properly.
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
We have experienced, and may from time to time in the future continue to experience parts shortages, sharp increases in component costs and unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. The Pandemic has increased the occurrence of such shortages. We have historically used and continue to use single suppliers for certain significant components in our products; however, in light of the current supply chain shortage we have begun to use other suppliers to meet our demand, and we have had to reengineer products from time to time to address obsolete or unavailable components. Our products are also included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales and costs will likely be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap should for any reason our contract manufacturers become unable to meet our production requirements and our cost of goods sold could increase, adversely affecting our margins. Further, foreign imports of components in our products subject the Company to risks of changes in, or the imposition of new, export/import requirements, tariffs, work stoppages, delays in shipment, product cost increases due to component shortages, public health issues that could lead to temporary closures of facilities or shipping ports, such as the Pandemic and other economic uncertainties, affecting trade between the U.S. and other countries where we source components for our products. Any such actions could increase the cost to us of such products and cause increases in the prices at which we sell such products, which could adversely affect the financial performance of our business. Similarly, these actions could result in cost increases or supply chain delays that impact third party products (e.g., steel poles) which could lead our customers to delay or cancel planned purchases of our products.
Our international business operations may be threatened by many factors that are outside of our control.
While we historically have had limited international sales, revenues and operational experience, we have been expanding our distribution capabilities for our products internationally, particularly in Europe and in South America. We plan to continue to expand our international efforts, but we cannot assure you that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:
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
The trading price of our common stock has been subject to wide fluctuations in the past. From March 31, 2019 through March 31, 2022, our common stock has traded at prices as low as $2.08 per share and as high as $7.81 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:
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
The stock market is currently experiencing and has from time-to-time experienced volatility, which has often affected and may continue to affect the market prices of equity securities of many technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management's attention and resources from other matters.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our largest physical office is located in Santa Ana, CA where we lease approximately 47,000 square feet of leased office, manufacturing and warehouse space located in Santa Ana, California, pursuant to a lease which terminates in March 2027. For additional information regarding our lease obligations, see Note 8, Right-of-Use Assets and Lease Liabilities, to the Consolidated Financial Statements, included in Part II, Item 8 of this report for further details.
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
As of May 31, 2022, we had 286 holders of record of our common stock according to information furnished by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Issuer Purchases of Equity Securities
On August 9, 2012, our Board of Directors approved a stock repurchase program pursuant to which we could acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we could repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and could also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan was in place. There was no guarantee as to the exact number of shares that would be repurchased. We could modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company's existing stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

In Fiscal 2022, Fiscal 2021, and Fiscal 2020, we did not repurchase any shares. From inception of the program in August 2011 through March 31, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of March 31, 2022, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2022, prior to the termination of the 2012 repurchase program, approximately $1.7 million remained available for the repurchase of our common stock.
On May 12, 2022 the Board of Directors retired the previously approved plan and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice.
ITEM 6. RESERVED

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
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
Recent Developments
Impact of COVID-19 on Our Business
The Pandemic has materially adversely impacted global economic conditions. More than 24 months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the global economy. Though there has been a trend in increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates continue to fluctuate and federal, state and local government regulations continue to rapidly change. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. We have not had any facility closures due to the Pandemic, but we have experienced supply chain and work delays on certain projects. Should such delays become protracted or worsen or should longer term budgets or priorities of our clients be impacted, the Pandemic could impact our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the Pandemic, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.

Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, we have taken certain actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions included, but are not limited to, reducing our discretionary spending, reducing capital expenditures, implementing restructuring activities with the goal of reducing payroll costs, including employee furloughs, pay freezes and pay cuts.

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have begun to increase inventory levels and may continue to do so for an extended period. In the event demand doesn’t materialize, we may need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, to meet customer demand, resulting in high levels of unshippable backlog. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future. Still, we may remain supply-constrained beyond our Fiscal 2022.
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
The Pandemic has had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility has remained open throughout the Pandemic, the easing of Pandemic restrictions imposed by local and state authorities have allowed a portion of our workforce to return to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe that our system of internal control over financial reporting has not been fundamentally altered and that the effectiveness of the design and operation of internal controls remained materially consistent during the fiscal year ended March 31, 2022. Additionally, we have been able to timely file financial reports. We believe we have the right infrastructure to efficiently work remotely for the balance of the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.

Despite the Pandemic, we believe that the ITS ("Intelligent Traffic Systems") industry in the U.S. should continue to provide new opportunities for the Company although, in the near term, the pace of new opportunities emerging may be restrained and the start dates of awarded projects may be delayed. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into the TrafficCast Purchase Agreement with TrafficCast, a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TrafficCast Purchase Agreement, Iteris purchased from TrafficCast substantially all of the assets used in the conduct of the TrafficCast Business and assumed certain specified liabilities of the TrafficCast Business in exchange for a total purchase price of up to $17.7 million.
The $17.7 million in total consideration was comprised of $15.0 million paid in cash on the closing date, $1.0 million held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, $1.1 million acquisition-related liability, and a $1.0 million earn out, fair valued at $0.6 million as of March 31, 2021, that if earned, will be paid over two years based on the TrafficCast Business’ achievement of certain revenue targets. The TrafficCast Purchase Agreement also provides for customary post-closing adjustments to the purchase price tied to working capital balances of the TrafficCast Business at closing (see Note 12, Acquisitions, to the Consolidated Financial Statements). The transaction closed on December 7, 2020.
Simultaneous with closing the transaction, the parties entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business uses to support its real-time and predictive travel data and associated content.
TrafficCast operates two lines of business – commercial and public sector – each of which contributes about 50% of total revenue. Its commercial line of business develops software that collects, filters, and models real-time traveler information and traffic incident data for global media companies and other commercial customers. Its public sector line of business provides sensors and related software that help state and local agencies measure, visualize, and manage traffic flow. Since its integration in early Fiscal 2022, TrafficCast’s market-leading software and internet of things, or IoT, devices, as well as its data ingestion, data science and analytics solutions, has enhanced Iteris’ suite of smart mobility infrastructure management solutions.
Sale of Agriculture and Weather Analytics Business
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our former Agriculture and Weather Analytics business to DTN, an operating company of TBG AG, a Swiss-based holding company, pursuant to the AWA Purchase Agreement signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million in cash and $1.5 million of payment was deferred. DTN paid the Company $1.45 million at the 12-month anniversary of the closing date, and $0.05 million at the 18-month anniversary of the closing date. The AWA Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
The sale of the Agriculture and Weather Analytics business was a result of the Company’s shift in strategy to focus on its mobility infrastructure management solutions and to capitalize on the potential for a future partnership upon the sale of this business component to DTN. We have determined that the Agriculture and Weather Analytics business, qualifies as a discontinued operation in accordance with the criteria set forth in ASC 205-20, Presentation of Financial Statements – Discontinued Operations.
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology function of the Agriculture and Weather Analytics business for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the business operations. The Company earned less than $0.1 million in income and incurred less than $0.1 million in costs associated with the TSA for the fiscal year ended March 31, 2022, which was included in loss from discontinued

operations before gain on sale, net of tax on the consolidated statement of operations (see Note 3, Discontinued Operations, to the Consolidated Financial Statements).
Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, project loss reserves, acquisition costs, executive severance and transition costs, and fair value adjustment related to TrafficCast's opening balance inventory (“Adjusted EBITDA”) was approximately $4.5 million, $7.5 million and $4.2 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
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
Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Year Ended March 31,
	2022	2021	2020
	(In thousands)
Net income (loss) from continuing operations	$(6,900)	$491	$(1,758)

Income tax expense	174	115	160
Depreciation expense	820	734	770
Amortization expense	3,240	2,036	1,255
Stock-based compensation	3,401	2,902	2,495
Other adjustments:
Restructuring charges	—	619	—
Project loss reserve	3,394	—	—
Acquisition costs	—	417	689
Executive severance and transition costs	340	—	553
Fair value adjustment - opening balance inventories	—	136	—
Total adjustments	11,369	6,959	5,922
Adjusted EBITDA	$4,469	$7,450	$4,164
Percentage of total revenues	3.3%	6.4%	3.9%

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
Service revenues, primarily derived from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials ("T&M") and Cost Plus Fixed Fee ("CPFF") contracts are considered variable consideration. However, performance obligations with these fee types qualify for the "Right to Invoice" Practical Expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company's performance completed to date.
Service revenues also consist of revenues derived from maintenance and support, extended warranty, and the use of the Company's service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance and support, extended warranty, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.
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

Income Taxes. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three fiscal years, we considered it appropriate to maintain valuation allowances of $14.6 million and $12.3 million against our deferred tax assets at March 31, 2022 and 2021, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements, included in Part II, Item 8 of this report for a discussion of recent accounting pronouncements.

Analysis of Fiscal 2022 and Fiscal 2021 Results of Operations
For a comparison of the 2021 to 2020 fiscal years, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended March 31, 2021. Note that the filings of the 2020 and 2019 fiscal years do not reflect results of discontinued operation related activities, which are reflected in this report.
Total Revenues. The following table presents details of total revenues for Fiscal 2022 as compared to Fiscal 2021:

	Year Ended March 31,
	2022	2021	$ Increase	% Change
	(In thousands, except percentage)
Product revenues	$68,729	$62,933	$5,796	9.2%
Service revenues	64,843	54,205	10,638	19.6%
Total revenues	$133,572	$117,138	$16,434	14.0%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for Fiscal 2022 increased approximately 9.2% to $68.7 million, compared to $62.9 million in Fiscal 2021, primarily due to continued strong demand for our hardware solutions, further augmented by approximately $6.0 million of TrafficCast product sales in Fiscal 2022 as compared to approximately $1.4 million of TrafficCast product sales in Fiscal 2021, or a net increase of approximately $4.6 million.
Service revenues primarily consist of traffic study, design, engineering, and management services, but also includes service revenues generated from advanced sensor technologies product installation services and cloud-based application installation and support services. Service revenues for Fiscal 2022 increased approximately 19.6% to $64.8 million, compared to $54.2 million in Fiscal 2021. This increase was primarily due to continued adoption of Iteris' ClearMobility Platform and the addition of $7.9 million of TrafficCast SaaS revenue in Fiscal 2022 as compared to approximately $2.7 million of TrafficCast service sales in Fiscal 2021, or a net increase of approximately $5.2 million. Total annual recurring revenue, which we define as revenues from software and managed services contracts, was approximately 25% of total revenue for Fiscal 2022 and approximately 22% of total revenue for Fiscal 2021.
The Company added approximately $155.4 million of new bookings, or potential revenue under binding agreements, during Fiscal 2022. The Company's total backlog increased to approximately $99.9 million as of March 31, 2022, as compared to approximately $78.1 as of March 31, 2021.
We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with both key public-sector and private-sector customers related to projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of subcontractor revenue and third-party product sales to our public-sector customers will likely affect the related total gross profit from period to period, as total revenues derived from subcontractors and third-party product sales generally have lower gross margins than revenues generated by our professional services.
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
Gross Profit. The following tables present details of our gross profit for Fiscal 2022 compared to Fiscal 2021:

	Year Ended March 31,
	2022	2021	$ Increase (decrease)	% Change
	(In thousands, except percentage)
Product gross profit	$28,228	$28,000	$228	0.8%
Service gross profit	19,165	18,856	309	1.6%
Total gross profit	$47,393	$46,856	$537	1.1%
Product gross margin as a % of product revenues	41.1%	44.4%
Service gross margin as a % of service revenues	29.6%	34.9%
Total gross margin as a % of total revenues	35.5%	40.0%
Our product gross margin as a percentage of product revenues for Fiscal 2022 decreased approximately 330 basis points compared to Fiscal 2021 primarily due to an increase in raw material costs as a result of global supply chain constraints.
Our service gross margin as a percentage of service revenues for Fiscal 2022 decreased 530 basis points compared to Fiscal 2021 primarily due to the completion of previously awarded contracts, the timing of certain extension contracts, the contract mix, an increase in the number of subcontractors of such contracts, and recognition of an estimated contractual loss on a project with a customer, for which approximately $3.4 million was recorded in Fiscal 2022. Subcontractor revenue generally results in lower gross margins than our direct labor revenue.
Our total gross margin as a percentage of total revenues for Fiscal 2022 decreased 450 basis points compared to Fiscal 2021 primarily as a result of the aforementioned reasons.
General and Administrative Expense
General and administration expense for Fiscal 2022 increased approximately 4% to $25.1 million, compared to $24.2 million in Fiscal 2021 primarily due to the addition of TrafficCast, and additional professional services fees related to the Company's review of strategic alternatives.
Sales and Marketing Expense
Sales and marketing expense for Fiscal 2022 increased approximately 27% to $18.9 million, compared to $15.0 million in Fiscal 2021 primarily due to the addition of TrafficCast, and higher sales commissions based on higher sales for Fiscal 2022.
Research and Development Expense
Research and development expense for Fiscal 2022 increased approximately 43% to $7.4 million, compared to $5.1 million in Fiscal 2021. The overall increase was primarily due to continued investment in research and development activities largely focused on improving our existing software related product offerings.
We plan to continue to invest in the development of further enhancements and functionality of our Iteris ClearMobility Platform which includes among other things our software portfolio and our Vantage sensors.
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
Impairment of Goodwill
Based on our goodwill impairment testing for Fiscal 2022, we believe the carrying value of our goodwill was not impaired, as the estimated fair values of our reporting units exceeded their carrying values at the end of Fiscal 2022. If our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our original estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.
Amortization of Intangible Assets
Amortization expense for intangible assets subject to amortization was approximately $3.2 million and $2.0 million for Fiscal 2022 and Fiscal 2021, respectively. Approximately $0.6 million and $0.5 million of the intangible asset amortization was recorded to cost of revenues, and approximately $2.7 million and $1.5 million was recorded to amortization expense for Fiscal 2022 and Fiscal 2021, respectively, in the consolidated statements of operations. The increase in amortization was primarily due to amortization expenses related to intangible assets acquired as part of the TrafficCast acquisition.
Interest Income (Expense), Net
Net interest expense was approximately $0.0 million and net interest income was approximately $0.1 million in Fiscal 2022 and Fiscal 2021, respectively. The decrease in net interest income in the current year was primarily due to the decrease in interest earned on investments purchased and held during the current fiscal year.
Income Taxes
The following table presents our provision for income taxes for Fiscal 2022 and Fiscal 2021:

	Year Ended March 31,
	2022	2021
	(In thousands, except percentage)
Provision for income taxes	$174	$115
Effective tax rate	(2.5)%	1.8%
For Fiscal 2022 and 2021, the difference between the statutory and the effective tax rate was primarily attributable to the valuation allowance recorded against our deferred tax assets.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three fiscal years, we considered it appropriate to maintain valuation allowances of $14.6 million and $12.3 million against our deferred tax assets at March 31, 2022 and 2021, respectively. We will continue to reassess the appropriateness of maintaining a valuation allowance.
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
At March 31, 2022, we had $16.0 million of federal net operating loss carryforwards that do not expire as a result of recent tax law changes. We also had $9.9 million of state net operating loss carryforwards that begin to expire in 2031. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will provide reductions in our future income tax payments, that would otherwise be higher using statutory tax rates.
Liquidity and Capital Resources
For a comparison of the 2021 to 2020 fiscal years, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended March 31, 2021.
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
At March 31, 2022, we had $36.8 million in working capital, excluding current liabilities of discontinued operations, which included $23.8 million in cash and cash equivalents. This compares to working capital of $36.7 million at March 31, 2021, which included $25.5 million in cash and cash equivalents and $3.1 million in short-term investments.

The following table summarizes our cash flows from continuing operations for Fiscal 2022 and Fiscal 2021:

	Year Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(5,593)	$8,888
Investing activities	999	(7,998)
Financing activities	1,563	2,873
Operating Activities. Net cash used by operating activities of our continuing operations for Fiscal 2022 of $5.6 million was primarily the result of noncash lease expense, depreciation expenses, stock-based compensation, and amortization coupled with our net loss from continuing operations of approximately $6.9 million, as well as approximately $11.8 million of outflows from changes in working capital offset by $13.1 million in non-cash items. Net cash used in operating activities due to discontinued operations was $0.1 million.
Net cash provided by operating activities of our continuing operations for Fiscal 2021 of $8.9 million was primarily the result of $7.8 million in non-cash items, primarily for noncash lease expense, depreciation expenses, stock-based compensation, and amortization coupled with our net income from continuing operations of approximately $0.5 million, as well as approximately $0.6 million of inflows due to changes in working capital. Net cash used in operating activities from discontinued operations was $2.4 million.
Investing Activities. Net cash provided by investing activities of our continuing operations during Fiscal 2022 was primarily the result of approximately $3.1 million in proceeds from the sale and maturity of short-term investments which were partially offset by approximately $0.5 million of property and equipment purchases, and approximately $1.6 million of capitalized software development costs, primarily in VantageLive! and ClearGuide, respectively. Net cash provided by investing activities from discontinued operations was $1.5 million.
Net cash used in investing activities of our continuing operations during Fiscal 2021 was primarily the result of purchases of approximately $23.7 million of short-term investments, approximately $15.0 million in cash paid for the TrafficCast acquisition, approximately $0.6 million of property and equipment purchases, and approximately $0.8 million of capitalized software development costs, related to VantageLive! and ClearGuide. These investments were partially offset by approximately $32.0 million in proceeds from the sale and maturity of short-term investments.
Financing Activities. Net cash provided by financing activities of our continuing operations during Fiscal 2022 was primarily the result of approximately $1.3 million and $0.4 million of cash proceeds from the exercise of stock options and purchases of Employee Stock Purchase Plan ("ESPP") shares, respectively.
Net cash provided by financing activities of our continuing operations during Fiscal 2021 was primarily the result of approximately $2.6 million and $0.4 million of cash proceeds from the exercise of stock options and purchases of ESPP shares, respectively.
Off-Balance Sheet Arrangements
We do not have any other material off-balance sheet arrangements at March 31, 2022.
Seasonality
We have historically experienced seasonality, particularly with respect to our products, which adversely affects such sales in our third and fourth fiscal quarters due to a reduction in intersection construction and repairs during the winter months due to inclement weather conditions, with the third fiscal quarter generally impacted the most by inclement weather. We have also experienced seasonality, which adversely impacts our third fiscal quarter due to the increased number of holidays, causing a reduction in available billable hours.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iteris, Inc. and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The Company’s service revenues within the Consulting Solutions (“CS”) and Application and Cloud Solutions (“ACS”) revenue streams, primarily derive revenue from long-term engineering and consulting services and software as a service (“SaaS”). The Company accounts for individual services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the services, the solution provided, and the structure of the sales contract. During the year ended March 31, 2022, the Company recognized service revenues from contracts with customers of $64.8 million.

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

• We investigated offsets to revenue to determine that they represent a valid purpose, and a service was not previously identified.

• We selected a sample of expenditures and determined whether the good/service represented by the selected transaction was properly identified and evaluated by management as a distinct performance obligation.

/s/ Deloitte & Touche LLP

Costa Mesa, CA
June 1, 2022

We have served as the Company's auditor since 2016.

Iteris, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	March 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$23,689	$25,205
Restricted cash	120	263
Short-term investments	—	3,100
Trade accounts receivable, net of allowance for doubtful accounts of $903 and $1,019 at March 31, 2022 and 2021, respectively	25,628	19,020
Unbilled accounts receivable	10,870	11,541
Inventories	7,980	5,066
Prepaid expenses and other current assets	4,076	5,445
Total current assets	72,363	69,640
Property and equipment, net	1,392	1,923
Right-of-use assets	11,382	11,353
Intangible assets, net	11,780	14,297
Goodwill	28,340	28,340
Other assets	1,120	1,238
Noncurrent assets of discontinued operations	6	78
Total assets	$126,383	$126,869
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$11,926	$8,935
Accrued payroll and related expenses	11,409	11,734
Accrued liabilities	5,623	4,921
Deferred revenue	6,566	7,349
Current liabilities of discontinued operations	163	94
Total current liabilities	35,687	33,033
Lease liabilities	10,763	10,146
Deferred income taxes	337	808
Unrecognized tax benefits	105	119
Other long-term liabilities	2,456	3,523
Noncurrent liabilities of discontinued operations	172	261
Total liabilities	49,520	47,890
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000	—	—
Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—Authorized shares—70,000 at March 31, 2022 and March 31, 2021
Issued and outstanding shares— 42,416 at March 31, 2022 and 41,687 at March 31, 2021	4,242	4,170
Additional paid-in capital	186,720	181,828
Accumulated deficit	(114,099)	(107,019)
Total stockholders' equity	76,863	78,979
Total liabilities and stockholders' equity	$126,383	$126,869

See accompanying Notes to the Consolidated Financial Statements.

Iteris, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended March 31,
	2022	2021	2020
Product revenues	$68,729	$62,933	$55,007
Service revenues	64,843	54,205	52,396
Total revenues	133,572	117,138	107,403
Cost of product revenues	40,501	34,933	30,266
Cost of service revenues	45,678	35,349	33,524
Cost of revenues	86,179	70,282	63,790
Gross profit	47,393	46,856	43,613
Operating expenses:
General and administrative	25,131	24,207	24,047
Sales and Marketing	18,929	14,957	16,618
Research and development	7,354	5,130	4,315
Amortization of intangible assets	2,673	1,504	757
Restructuring charges	—	619	—
Total operating expenses	54,087	46,417	45,737
Operating income (loss)	(6,694)	439	(2,124)
Non-operating income (expense):
Other income (expense)	(18)	54	297
Interest income (expense)	(14)	113	229
Income (loss) from continuing operations before income taxes	(6,726)	606	(1,598)
Provision for income taxes	(174)	(115)	(160)
Net income (loss) from continuing operations	(6,900)	491	(1,758)
Loss from discontinued operations before gain on sale, net of tax	(180)	(1,654)	(3,852)
Gain on sale of discontinued operations, net of tax	—	11,297	—
Net income (loss) from discontinued operations, net of tax	(180)	9,643	(3,852)
Net income (loss)	$(7,080)	$10,134	$(5,610)

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$(0.16)	$0.01	$(0.04)
Income (loss) per share from discontinued operations	$0.00	$0.23	$(0.10)
Net income (loss) per share	$(0.16)	$0.24	$(0.14)

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$(0.16)	$0.01	$(0.04)
Income (loss) per share from discontinued operations	$0.00	$0.23	$(0.10)
Net income (loss) per share	$(0.16)	$0.24	$(0.14)

Shares used in basic per share calculations	42,222	41,176	39,012
Shares used in diluted per share calculations	42,222	41,599	39,012

See accompanying Notes to the Consolidated Financial Statements.

Iteris, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	33,377	$3,338	$142,260	$(111,543)	$34,055
Issuance of common stock in connection with public offering, net of costs	6,183	618	26,133	—	26,751
Stock option exercises	120	12	244	—	256
Issuance of shares pursuant to Employee Stock Purchase Plan	91	9	361	—	370
Stock-based compensation	—	—	2,785	—	2,785
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	73	7	(22)	—	(15)
Issuance of common stock in connection with acquisition	869	87	4,448	—	4,535
Net loss	—	—	—	(5,610)	(5,610)
Balance at March 31, 2020	40,713	4,071	176,209	(117,153)	63,127
Stock option exercises	731	74	2,559	—	2,633
Issuance of shares pursuant to Employee Stock Purchase Plan	97	10	438	—	448
Stock-based compensation	—	—	2,845	—	2,845
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	146	15	(223)	—	(208)
Net income	—	—	—	10,134	10,134
Balance at March 31, 2021	41,687	4,170	181,828	(107,019)	78,979
Stock option exercises	489	48	1,282		1,330
Issuance of shares pursuant to Employee Stock Purchase Plan	95	9	427		436
Stock-based compensation	—	—	3,401		3,401
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	145	15	(218)		(203)
Net loss				(7,080)	(7,080)
Balance at March 31, 2022	42,416	$4,242	$186,720	$(114,099)	$76,863

See accompanying Notes to the Consolidated Financial Statements.

Iteris, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(7,080)	$10,134	$(5,610)
Less: Net income (loss) from discontinued operations	(180)	9,643	(3,852)
Net income (loss) from continuing operations	(6,900)	491	(1,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Project Loss	3,394
Right-of-use asset non-cash expense	2,515	1,438	1,199
Deferred income taxes	(485)	607	105
Depreciation of property and equipment	820	734	770
Stock-based compensation	3,401	2,902	2,495
Amortization of intangible assets	3,240	2,036	1,255
Loss on disposal of equipment	177	—	—
Other	—	86	(60)
Changes in operating assets and liabilities, net of effects of discontinued operations and acquisitions:
Trade accounts receivable	(6,608)	(227)	235
Unbilled accounts receivable and deferred revenue	148	903	(2,353)
Inventories	(2,914)	(1,085)	(124)
Prepaid expenses and other assets	(2,495)	(1,738)	(951)
Trade accounts payable and accrued expenses	2,683	4,168	(409)
Operating lease liabilities	(2,569)	(1,427)	(866)
Net cash provided by (used in) operating activities - continuing operations	(5,593)	8,888	(462)
Net cash used in operating activities - discontinued operations	(128)	(2,398)	(3,365)
Net cash provided by (used in) in operating activities	(5,721)	6,490	(3,827)
Cash flows from investing activities
Purchases of property and equipment	(466)	(601)	(409)
Purchase of short-term investments	—	(23,655)	(33,786)
Maturities of investments	3,100	32,025	24,225
Capitalized software development costs	(1,635)	(767)	(633)
Cash paid in business acquisition, net of cash acquired	—	(15,000)	(5,581)
Net cash provided by (used in) investing activities - continuing operations	999	(7,998)	(16,184)
Net cash provided by (used in) investing activities - discontinued operations	1,500	9,740	(59)
Net cash provided by (used in) investing activities	2,499	1,742	(16,243)
Cash flows from financing activities
Proceeds from stock option exercises	1,330	2,633	256
Proceeds from ESPP purchases	436	448	370
Tax withholding payments for net share settlements of restricted stock units	(203)	(208)	(15)
Proceeds from issuance of common stock, net of costs	—	—	26,751
Net cash provided by financing activities - continuing operations	1,563	2,873	27,362
Net cash provided by financing activities - discontinued operations	—	—	—
Net cash provided by financing activities	1,563	2,873	27,362
Increase (decrease) in cash, cash equivalents and restricted cash	(1,659)	11,105	7,292
Cash, cash equivalents and restricted cash at beginning of period	25,468	14,363	7,071
Cash, cash equivalents and restricted cash at end of period	$23,809	$25,468	$14,363
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$223	$183	$63
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$15	$15	$7
Lease liabilities arising from obtaining right-of-use assets	$2,544	$689	$581
Deferred purchase price receivable	$—	$1,500	$—
Issuance of common stock in connection with acquisition	$—	$—	$4,535
Deferred consideration related to TrafficCast acquisition	$—	$2,050	$—
Working capital adjustment related to TrafficCast acquisition	$—	$681	$—
See accompanying Notes to the Consolidated Financial Statements.

Iteris, Inc.
Notes to Consolidated Financial Statements
March 31, 2022

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively with its wholly-owned subsidiaries, ClearAg, Inc. and Albeck Gerken, Inc. ("AGI"), in this report as "Iteris", the "Company", "we", "our", and "us") is a provider of smart mobility infrastructure solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone.
As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service ("SaaS") offerings, mobility consulting services and end-to-end solutions delivered as cloud-enabled managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States ("U.S.") and internationally.
We believe our products, solutions and services increase safety and decrease congestion within our communities, while also minimizing environmental impact.
We continue to make significant investments to leverage our existing technologies and further enhance our advanced sensors, mobility intelligence software, mobility data sets, mobility consulting services and cloud-enabled managed services. As we are always mindful of capital allocation, we apply significant effort to evaluate and prioritize these investments. Likewise, we are always exploring strategic alternatives intended to optimize the value of our Company.
Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
Recent Developments
COVID-19 Update
The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than 24 months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the global economy. Though there has been a trend in increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates continue to fluctuate and federal, state and local government regulations continue to rapidly change. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. Due to the Pandemic, we have experienced supply chain and work delays on certain projects. Should such conditions become protracted or worsen or should longer-term budgets or priorities of our clients be impacted, the Pandemic could negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the Pandemic, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, the Company has taken certain actions to preserve its liquidity, manage cash flow and strengthen its financial flexibility. Such actions include, but are not limited to, reducing discretionary spending, reducing capital expenditures, and implementing restructuring activities. Refer to Note 4, Restructuring Activities, for more information.
Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have begun to increase inventory levels and may continue to do so for an extended period. In the event demand doesn’t materialize, we may need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, to meet customer demand, resulting in high levels of unshippable backlog. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future. Still, we may remain supply-constrained beyond the fiscal year ended March 31, 2022 ("Fiscal 2022").

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
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
The Pandemic has had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility has remained open, easing of Pandemic restrictions imposed by local and state authorities have allowed a portion of our workforce to return to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. Additionally, we have been able to timely file financial reports. We believe we have the right infrastructure to efficiently work remotely for the balance of the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.

The Company assessed the impacts of the Pandemic on the estimates and assumptions used in preparing these audited consolidated financial statements. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the Pandemic and its resulting impact on global economic conditions. If economic conditions caused by the Pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. See below for areas that required more judgments and estimates as a result of the Pandemic. The Company will continue to assess the effect on its operations by monitoring the spread of the Pandemic and the actions implemented to combat the virus throughout the world. As a result, our assessment of the impact of the Pandemic may change.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “TrafficCast Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TrafficCast Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “TrafficCast Business”) and assume certain specified liabilities of the TrafficCast Business in exchange for a total purchase price of up to $17.7 million.

The $17.7 million in total consideration was comprised of $15.0 million paid in cash on the closing date, $1.0 million held back as security for certain post-closing adjustments and post-closing indemnity obligations of TrafficCast, $1.1 million acquisition-related liability, and a $1.0 million earn out, fair valued at $0.6 million as of March 31, 2021, that if earned, will be paid over two years based on the TrafficCast Business’ achievement of certain revenue targets. The TrafficCast Purchase Agreement also provided for customary post-closing adjustments to the purchase price tied to working capital balances of the TrafficCast Business at closing (see Note 12, Acquisitions, to the Consolidated Financial Statements). The transaction closed on December 7, 2020.

Simultaneous with closing the transaction, the parties entered into certain ancillary agreements that will provide Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business uses to support its real-time and predictive travel data and associated content.

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
Sale of Agriculture and Weather Analytics Business
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics ("AWA") business to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
1. Description of Business and Summary of Significant Accounting Policies (Continued)
company, pursuant to an Asset Purchase Agreement (the “AWA Purchase Agreement”) signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million in cash and $1.5 million of payment was deferred. DTN paid the Company $1.45 million at the 12-month anniversary of the closing date, and $0.05 million at the 18-month anniversary of the closing date. See Note 3, Discontinued Operations, to the Consolidated Financial Statements, for further details on the sale of the Agriculture and Weather Analytics business.
Restructuring Activities
On April 30, 2020, in connection with the sale of the Agriculture and Weather Analytics business, the Board of Directors of the Company approved restructuring activities to better position the Company for increased profitability and growth. Restructuring charges of approximately $1.5 million were incurred for separation costs for certain employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company, and the impairment of certain lease-related assets (see Note 4, Restructuring Activities, to the Consolidated Financial Statements).
Basis of Presentation
Our consolidated financial statements include the accounts of Iteris, Inc. and all its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made in the preparation of the consolidated financial statements include, but are not limited to, recoverability of long-lived and intangible assets; fair value of acquired intangible assets and goodwill; collectability of accounts receivable and related allowance for doubtful accounts; projections of taxable income used to assess realizability of deferred tax assets; warranty reserves; costs to complete long-term contracts; indirect cost rates used in cost plus contracts; fair value of stock option awards and equity instruments; estimates of future cash flows used to assess the recoverability of the impairment of goodwill; fair value of contingent consideration and capitalization and estimated useful life of the Company's internal-use software development costs. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.
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
Service revenues, primarily derived from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials ("T&M") and Cost Plus Fixed Fee ("CPFF") contracts are considered variable consideration. However, performance obligations with these fee types qualify for the "Right to Invoice" Practical Expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
1. Description of Business and Summary of Significant Accounting Policies (Continued)
to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company's performance completed to date.
Service revenues also consist of revenues derived from maintenance and support, extended warranty, and the use of the Company's service platforms and APIs on a subscription basis. We generate this revenue from fees for maintenance and support, extended warranty, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.
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
Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net in the accompanying consolidated balance sheet at their net estimated realizable value.

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of March 31, 2022 and 2021, there was approximately $0.6 million and $3.2 million, respectively, of contract fulfillment costs which are presented in the accompanying consolidated balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Due to delays in the completion of a software development contract with a customer, the Company recorded an estimated loss on the contract. During the twelve months ended March 31, 2022, the Company has recorded approximately $3.4 million, charged to cost of sales, of which approximately $0.9 million related to previously capitalized software development costs and the remainder reduced the balance of the related contract fulfillment costs. The estimates and assumptions used in these assessments were based upon management's judgment and may be subject to change as new events occur and additional information is obtained. In particular, there remains uncertainty with regards to the additional costs required to fulfill the Company's obligations with regards to the contract. If the future estimated costs to fulfill this contract exceed current estimates, the Company's financial condition, cash flows, and results of operations may be materially impacted.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2022 and 2021, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
March 31, 2022
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
Deferred Revenue
Deferred revenue in the accompanying consolidated balance sheets is comprised of billings and consideration received in advance of the satisfaction of performance obligations.
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
We currently have, and historically have had, a diverse customer base. For the fiscal years ended March 31, 2022 ("Fiscal 2022"), March 31, 2021 ("Fiscal 2021"), and March 31, 2020 ("Fiscal 2020"), no individual customer represented greater than 10% of our total revenues. As of March 31, 2022 and 2021, no individual customer represented greater than 10% of our total accounts receivable.
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
1. Description of Business and Summary of Significant Accounting Policies (Continued)
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash and short-term investments with initial maturities of 90 days or less.
As of March 31, 2022 and 2021 restricted cash was $0.1 million and $0.3 million, respectively, related to cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 10 for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$23,689	$25,205
Restricted cash	120	263
	$23,809	$25,468
Investments
The Company's investments are classified as either held-to-maturity, available-for-sale or trading, in accordance with ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders' equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 5). The Company had no investments as of March 31, 2022. As of March 31, 2021, all of our investments were available-for-sale.
Under ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the "Credit Loss") or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer's financial condition and, if applicable, information on the guarantors' financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment's fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company's intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers' financial condition. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. The allowance for doubtful accounts was approximately $0.9 million and $1.0 million as of March 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
1. Description of Business and Summary of Significant Accounting Policies (Continued)
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
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual quantitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required, if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. In prior years the Company had two operating and reportable segments, Roadway Sensors ("RWS") and Transportation Systems ("SYS"), which also represented the reporting units for purposes of goodwill impairment testing. In conjunction with the change in segments described in Note 13, Business Segments, the Company also reassessed the reporting unit conclusion and determined that there are now three reporting units and a single operating and reportable segment. As of March 31, 2022, there were no indicators of goodwill impairment.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long lived and intangible assets. During the three months ended June 30, 2020, we recorded $0.3 million in impairment charges related to right-of-use assets and leasehold improvements

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
1. Description of Business and Summary of Significant Accounting Policies (Continued)
directly resulting from the restructuring activities. During the twelve months ended March 31, 2022, approximately $0.9 million of previously capitalized software development costs was charged to cost of sales due to the expected modification of a contract with a customer. See discussion on contract fulfillment costs for further details. During the fiscal years ended March 31, 2022 and 2021, there was no additional impairment to our long-lived and intangible assets.
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
1. Description of Business and Summary of Significant Accounting Policies (Continued)
We adhere to the short-term lease recognition exemption for all classes of assets (i.e., facilities and equipment). As a result, leases with an initial term of twelve months or less are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. In addition, for certain equipment leases, we account for lease and non-lease components, such as services, as a single lease component as permitted.
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
Comprehensive Loss
The difference between net income (loss) and comprehensive income (loss) was de minimis for Fiscal 2022, Fiscal 2021 and Fiscal 2020.
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

2. Supplementary Financial Information
Inventories
The following table presents details regarding our inventories:

	March 31,
	2022	2021
	(In thousands)
Materials and supplies	$5,680	$2,714
Work in process	200	435
Finished goods	2,100	1,917
	$7,980	$5,066

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
2. Supplementary Financial Information (Continued)
Property and Equipment, net
The following table presents details of our property and equipment, net:

	March 31,
	2022	2021
	(In thousands)
Equipment	$6,825	$6,806
Leasehold improvements	3,117	3,046
Accumulated depreciation	(8,550)	(7,929)
	$1,392	$1,923
Depreciation expense was approximately $0.8 million, $0.7 million and $0.8 million in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Approximately $0.2 million, $0.2 million, and $0.3 million of the depreciation expense was recorded to cost of revenues, and approximately $0.6 million, $0.5 million, and $0.5 million was recorded to operating expenses in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, in the accompanying consolidated statements of operations.
Intangible Assets
The following table presents details regarding our intangible assets:

	March 31, 2022			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(2,519)	$2,467	$4,986	$(1,594)	$3,392
Customer contracts / relationships	9,550	(2,959)	6,591	9,550	(1,547)	8,003
Trade names and non-compete agreements	782	(753)	29	782	(683)	99
Capitalized software development costs	5,900	(3,207)	2,693	5,177	(2,374)	2,803
Total	$21,218	$(9,438)	$11,780	$20,495	$(6,198)	$14,297
Amortization expense for intangible assets subject to amortization was approximately $3.2 million, $2.0 million and $1.3 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Approximately $0.6 million, $0.5 million and $0.5 million of the intangible asset amortization was recorded to cost of revenues, and approximately $2.7 million, $1.5 million and $0.8 million was recorded to amortization expense for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, in the consolidated statements of operations. The weighted average remaining useful lives of the intangible assets as of March 31, 2022 is 4.2 years.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-complete agreements. Our net customer contracts/relationships have a useful life of 6 years. Our net trade names and non-compete agreements have a useful life of 3 years. Our net capitalized software development costs of approximately $2.7 million and $2.8 million primarily consisted of our Oracle Enterprise Resource Planning system design and implementation of approximately $1.4 million and $1.7 million as of March 31, 2022 and 2021, respectively, which has a useful life of 10 years.

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
2. Supplementary Financial Information (Continued)
As of March 31, 2022, the future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2023	3,198
2024	3,021
2025	2,538
2026	1,298
2027	1,095
Thereafter	618
$11,768
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Goodwill
The following table presents the carrying value of our goodwill for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

Total

Balance—March 31, 2022
Goodwill	$36,310
Acquired goodwill (see Note 12)	—
Accumulated impairment losses	(7,970)
$28,340
Balance—March 31, 2021
Goodwill	$28,560
Acquired goodwill (see Note 12)	7,750
Accumulated impairment losses	(7,970)
$28,340
Balance—March 31, 2020
Goodwill	$23,120
Acquired goodwill (Note 12)	5,440
Accumulated impairment losses	(7,970)
$20,590
Warranty Reserve Activity
The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of fiscal year	$569	$416	$463
Additions charged to cost of sales	238	508	649
Warranty claims	(191)	(355)	(696)
Balance at end of fiscal year	$616	$569	$416

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
2. Supplementary Financial Information (Continued)
Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	Year Ended March 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(6,900)	$491	$(1,758)
Net income (loss) from discontinued operations, net of tax	(180)	9,643	(3,852)
Net income (loss)	$(7,080)	$10,134	$(5,610)
Denominator:
Weighted average common shares used in basic computation	42,222	41,176	39,012
Dilutive stock options	—	423	—
Weighted average common shares used in diluted computation	42,222	41,599	39,012
Basic:
Net income (loss) per share from continuing operations:	$(0.16)	$0.01	$(0.04)
Net income (loss) per share from discontinued operations:	$—	$0.23	$(0.10)
Net income (loss) per basic share	$(0.16)	$0.24	$(0.14)
Diluted:
Net income (loss) per share from continuing operations:	$(0.16)	$0.01	$(0.04)
Net income (loss) per share from discontinued operations:	$—	$0.23	$(0.10)
Net income (loss) per diluted share	$(0.16)	$0.24	$(0.14)
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income (loss) per share from continuing operations as their effect would have been anti-dilutive for the years ended March 31, 2022, 2021, and 2020:

	Year Ended March 31,
	2022	2021	2020
	(In thousands)
Stock options	3,857	3,935	6,190
Restricted stock units	386	126	110
3. Discontinued Operations
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics business to DTN, an operating company of TBG AG, a Swiss-based holding company, pursuant to the AWA Purchase Agreement signed on May 2, 2020, in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million in cash and $1.5 million of payment was deferred. DTN paid the Company $1.45 million at the 12-month anniversary of the closing date, and $0.05 million at the 18-month anniversary of the closing date. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
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

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
3. Discontinued Operations (Continued)
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics business for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the operations and business. The income and costs associated with the TSA for the year ended March 31, 2022 were de minimis, as compared to approximately $0.2 million in income and approximately $0.1 million in costs for the year ended March 31, 2021, which were included in Other income (expense) on the accompanying consolidated statement of operations.
The related assets and liabilities of the Agriculture and Weather Analytics business were reclassified to assets and liabilities of discontinued operations as of March 31, 2022 and March 31, 2021 on the accompanying consolidated balance sheets. The following table is a summary of major classes of assets and liabilities of discontinued operations:

	March 31, 2022	March 31, 2021
	(In thousands)
Assets
Trade accounts receivable, net of allowance for doubtful accounts	$—	$—
Unbilled accounts receivable	—	—
Prepaid expenses and other current assets	—	—
Total current assets of discontinued operations	—	—
Property and equipment, net	$—	—
Right-of-use assets	6	78
Other classes of assets that are not major	—	—
Total noncurrent assets of discontinued operations	6	78
Total assets of discontinued operations	$6	$78

Liabilities
Trade accounts payable	$—	$—
Accrued liabilities	—	—
Accrued payroll and related expenses	63	—
Deferred revenue	—	—
Current Lease Liabilities	100	94
Total current liabilities of discontinued operations	163	94
Noncurrent Lease liabilities	172	261
Total liabilities of discontinued operations	$335	$355

The results of operations for the Agriculture and Weather Analytics business were included in net income (loss) from discontinued operations on the accompanying consolidated statements of operations. The following table provides information regarding the results of discontinued operations:

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
3. Discontinued Operations (Continued)

	Year Ended March 31,
	2022	2021	2020
Service revenue	$—	$695	$6,714
Cost of service revenues	—	350	2,566
Gross profit	—	345	4,148

Operating expenses:
Selling, general and administration	180	780	3,718
Research and development	—	407	4,282
Restructuring charges	—	837	—
Total operating expenses	180	2,024	8,000
Operating loss from discontinued operations	(180)	(1,679)	(3,852)
Other income, net	—	72	—
Loss from discontinued operation before income tax	(180)	(1,607)	(3,852)
Income tax expense		(47)	—
Net loss from discontinued operations	(180)	(1,654)	(3,852)
Gain on disposal of discontinued operations before income tax	—	11,315	—
Income tax expense on gain on disposal	—	(18)	—
Gain on disposal of discontinued operations after income tax	—	11,297	—
Net income (loss) from discontinued operations	$(180)	$9,643	$(3,852)

The following table provides information on the gain recorded on the sale of the Agriculture and Weather Analytics business for the year ended March 31, 2021. These amounts reflect the closing balance sheet of the Agriculture and Weather Analytics business upon the closing of the sale on May 5, 2020 (in thousands).

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
March 31, 2022
4. Restructuring Activities (Continued)
employees who did not transition to DTN, additional positions that were eliminated to right-size the cost structure of the Company and lease impairment related to our Grand Forks, North Dakota facility.
As of March 31, 2022, we did not accrue any amounts for severance and benefits related to the restructuring activities in accrued payroll and related expenses in the accompanying consolidated balance sheet. Our restructuring activities during the fiscal year ended March 31, 2022 were as follows (in thousands):

Balance at March 31, 2021	$100
Cash payments	(79)
Adjustment to estimated expenses	(21)
Balance at March 31, 2022	$—
5. Fair Value Measurements
We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2022 or 2021. Our non-financial assets, such as goodwill, intangible assets, property and equipment, securities held in the deferred compensation plan and the liabilities associated with the deferred compensation plan, and acquired assets and liabilities assumed are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets. In Fiscal 2022, Fiscal 2021 and Fiscal 2020, Level 3 inputs were used to evaluate the fair value of the contingent consideration and goodwill of the Company. No other non-financial assets were measured at fair value as of March 31, 2022 and March 31, 2021.
The following tables present the Company's financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Loss		Gross Unrealized Gain	Estimated Fair Value
Assets:	(In thousands)
Level 1:
Money market funds	$71	$—		$—	$71
Securities held in deferred compensation plan (1)	998	(106)		73	965
Subtotal	1,069	(106)		73	1,036
Level 2:
Commercial paper	7,499	—		—	7,499
Corporate notes and bonds	—	—		—	—
US treasuries	7,798	—		—	7,798
Subtotal	15,297	—		—	15,297
Total	$16,366	$(106)		$73	$16,333

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,013	$(106)		$72	$979
Level 3:
Contingent consideration (3)	600	—	—	—	600
Total	$1,613	$(106)		$72	$1,579

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
5. Fair Value Measurements (Continued)

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$4,676	$—	$—	$4,676
Securities held in deferred compensation plan (1)	89	—	11	100
Subtotal	4,765	—	11	4,776
Level 2:
Commercial paper	4,999	—	—	4,999
Corporate notes and bonds	1,085	—	—	1,085
US treasuries	4,600	—	—	4,600
Subtotal	10,684	—	—	10,684
Total	$15,449	$—	$11	$15,460

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$100	$—	$11	$111
Level 3:
Contingent consideration (3)	$600	$—	$—	$600
Total	$700	$—	$11	$711
(1) Included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s consolidated balance sheet.
(3) Included in other long-term liabilities on the Company’s consolidated balance sheet.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2022.

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
6. Income Taxes
The components of current and deferred federal and state income tax (benefit) provision are as follows:

	Year Ended March 31,
	2022	2021	2020
	(In thousands)
Income (loss) from continuing operations before income taxes	$(6,726)	$606	$(1,598)
Current income tax provision:
Federal	—	0	—
State	75	67	34
Total current tax provision	75	67	34
Deferred income tax provision:
Federal	33	21	105
State	66	27	21
Total deferred tax provision	99	48	126
Provision for income taxes on continuing operations	174	115	160
Income (loss) from continuing operations, net of taxes	$(6,900)	$491	$(1,758)
The reconciliation of our income tax (benefit) provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2022	2021	2020
	(In thousands)
Provision (benefit) for income taxes at statutory rates	$(1,422)	$90	$(1,095)
State income taxes net of federal benefit	(559)	(177)	(198)
Tax credits	(141)	(663)	(658)
Compensation charges	34	313	151
Change in valuation allowance	2,169	523	1,913
Other	93	29	47
Provision for income taxes	$174	$115	$160

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
6. Income Taxes (Continued)
The components of deferred tax assets and liabilities are as follows:

	March 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating losses	$3,980	$2,186
Capitalized R&D	1,808	2,282
Credit carry forwards	4,530	4,088
Deferred compensation and payroll	2,902	2,475
Bad debt allowance and other reserves	1,299	930
Property and equipment	297	354
Acquired intangibles	129	—
Other, net	171	765
Total deferred tax assets	15,116	13,080
Valuation allowance	(14,552)	(12,349)
Total deferred tax assets, net of valuation allowance	564	731
Deferred tax liabilities:
Acquired intangibles	—	(297)
Goodwill	(901)	(672)
Total deferred tax liabilities	(901)	(969)
Net deferred tax liabilities	$(337)	$(238)
At March 31, 2022, we had $3.3 million in federal research credits that begin to expire in 2031 and $1.5 million in state tax credits that begin to expire in 2023. We had $16.0 million of federal net operating loss carryforwards at March 31, 2022 that do not expire as a result of recent tax law changes. We also had $9.9 million of state net operating loss carryforwards at March 31, 2022 that begin to expire in 2031.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we considered it appropriate to maintain valuation allowances of $14.6 million and $12.3 million against our deferred tax assets at March 31, 2022 and 2021, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2022. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of March 31, 2022.
Unrecognized Tax Benefits
As of March 31, 2022 and 2021, our gross unrecognized tax benefits were approximately $1.2 million and $1.1 million, respectively, of which approximately $1.1 million and $1.0 million, respectively, are netted against certain noncurrent deferred

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
6. Income Taxes (Continued)
tax assets. The amounts that would affect our effective tax rate if recognized are approximately $1.1 million and $1.0 million, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2022	2021	2020
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$1,079	$952	$687
Increases for tax positions taken in prior years	—	35	101
Decreases for tax positions taken in prior years	(29)	—	—
Increases for tax positions taken in the current year	159	104	180
Lapse in statute of limitations	(11)	(12)	(16)
Gross unrecognized tax benefits at March 31	$1,198	$1,079	$952
We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2019 or later, and state and local income tax examination for fiscal tax years ended March 31, 2018 or later. However, if net operating loss carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.
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
8. Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 year to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
8. Right-of-Use Assets and Lease Liabilities(Continued)
The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet as follows:

	Classification	March 31, 2022
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$11,382
Operating lease right-of-use-assets - discontinued operation	Noncurrent assets of discontinued operations	6
Total operating lease right-of-use-assets		$11,388

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$1,447
Operating lease liabilities (short-term) - discontinued operation	Current liabilities of discontinued operations	100
Total operating lease liabilities (short-term)		1,547
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	10,763
Operating lease liabilities (long-term) - discontinued operation	Noncurrent liabilities of discontinued operations	172
Total operating lease liabilities (long-term)		10,935
Total operating lease liabilities		$12,482
Lease Costs
For Fiscal 2022, Fiscal 2021 and Fiscal 2020, lease costs totaled approximately $2.9 million, $2.7 million and $2.6 million, respectively. The Company currently has no variable lease costs.
Supplemental Information
The table below presents supplemental information related to operating leases during the fiscal year ended March 31, 2022 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,795
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,544
Weighted average remaining lease term	5
Weighted average discount rate	4.8%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2022:

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
8. Right-of-Use Assets and Lease Liabilities(Continued)

Fiscal Year Ending March 31,	Operating Leases	Sublease Income	Net Operating Leases
(In thousands)
2023	$2,114	$9	$2,105
2024	2,809	—	2,809
2025	2,587	—	2,587
2026	2,336	—	2,336
2027	2,391	—	2,391
Thereafter	2,097	—	2,097
Total lease payments	14,334	$9	$14,325
Less imputed interest	(1,852)
Present value of future lease payments	12,482
Less current obligations under leases	(1,547)
Long-term lease obligations	$10,935
9. Stockholders' Equity
Preferred Stock
Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2022 and 2021, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.
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
Common Stock Reserved for Future Issuance
The following summarizes common stock reserved for future issuance at March 31, 2022:

Number of Shares
(In thousands)
Stock options outstanding	5,943
Restricted stock units outstanding	451
Performance stock units outstanding	115
Authorized for future issuance under stock incentive plans	2,990
Total common stock reserved for future issuance at March 31, 2022	9,499
10. Employee Benefit Plans

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
10. Employee Benefit Plans (Continued)
Stock Incentive Plans
In September 2007, our stockholders approved the 2007 Omnibus Incentive Plan (the "2007 Plan"), which provides that options to purchase shares of our unissued common stock may be granted to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. The 2007 Plan also allows for the issuance of stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. In September 2012, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 2,450,000 shares. In October 2014, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,500,000 shares to a total of 3,950,000 shares. In September 2015, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,000,000 shares to a total of 4,950,000 shares. In December 2016, our stockholders approved the 2016 Omnibus Incentive Plan (the "2016 Plan") which allows for the issuance of stock options, stock appreciation rights, restricted stock, RSUs, cash incentive awards and other stock-based awards to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first 4 years anniversaries of the grant date. Stock appreciation rights, restricted stock, RSUs and other stock-based awards are based on the value of our common stock. New shares are issued to satisfy stock option exercises and share issuances under the 2016 Plan. In September 2021, our stockholders approved an amendment of the 2016 Plan to increase the number of shares of common stock authorized for issuance under the 2016 Plan by an additional 3,360,000 shares.
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan (the "2007 Plan") and the 2016 Omnibus Incentive Plan (the "2016 Plan"). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), cash incentive awards and other stock-based awards. At March 31, 2022, there were approximately 3.0 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.9 million as of March 31, 2022.
Stock Options
A summary of activity in the Omnibus Incentive Plans with respect to our stock options for Fiscal 2022 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2021	5,623	$4.10	6.8	11,659
Granted	932	4.95
Exercised	(489)	2.89
Forfeited	(123)	4.88
Expired	—	—
Options outstanding at March 31, 2022	5,943	4.32	6.5	974
As of March 31, 2022, approximately 3,769,000 stock options were exercisable.
Restricted Stock Units
RSU awards are stock-based awards that entitle the holder to receive one share of our common stock for each RSU upon vesting. RSUs granted under the 2007 Plan vest at the rate of 25% on each of the first four anniversaries of the grant date provided that the holder remains in service (as defined by the 2007 Plan) as of the vesting date. RSUs granted under the 2016 Plan vest at varying terms between 1 year and 4 years anniversaries of the grant date provided that the holder remains in service

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
10. Employee Benefit Plans (Continued)
(as defined by the 2016 Plan) as of the vesting date. The fair value per RSU is determined based on the closing market price of our common stock on the grant date.
A summary of activity with respect to our RSUs for Fiscal 2022 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2021	448	$4.08	7.8	2,764
Granted	191	5.00
Vested	(184)	4.92
Forfeited	(4)	4.80
RSUs outstanding at March 31, 2022	451	4.12	7.5	1,271
Performance Stock Units
The Company has granted a total "target" number of 132,403 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2021	68	$5.47
Granted	64	7.26
Forfeited	(17)	6.37
PSUs outstanding at March 31, 2022	115	6.33
Stock-Based Compensation
The following table presents stock-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year Ended March 31,
	2022	2021	2020
	(In thousands)
Cost of revenues	$242	$209	$143
General and Administrative	2,574	2,359	2,116
Sales and marketing	340	158	156
Research and development expense	245	134	81
Restructuring activities	—	42	—
Loss from discontinued operations	—	(57)	290
Total stock-based compensation	$3,401	$2,845	$2,785
At March 31, 2022, there was approximately $4.6 million, $1.3 million and $0.4 million of unrecognized compensation expense related to unvested stock options, RSUs, and PSUs respectively. This expense is currently expected to be recognized

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
10. Employee Benefit Plans (Continued)
over a weighted average period of approximately 2.8 years for stock options, 2.6 years for RSUs and 1.7 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2022	2021	2020
Expected life—years	7.2	6.7	6.8
Risk-free interest rate	1.5%	1.0%	2.2%
Expected volatility of common stock	49%	47%	47%
Dividend yield	0%	0%	0%
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
A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$2.58	$2.38	$2.52
Intrinsic value of options exercised	$1,966	$1,494	$378
Employee Incentive Programs
Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2022, 2021 and 2020.
We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible employees voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after one month of service. Our matching contributions under the 401(k) Plan were approximately $1.8 million, $1.4 million and $1.3 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
Other Stock-Based Compensation Plans
Beginning January 1, 2018, the Company adopted an ESPP which allows employees to withhold a percentage of their base compensation to purchase the Company's common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. During Fiscal 2022, Fiscal 2021, and Fiscal 2020, 95,000, 97,000 and 91,000 shares, respectively, were purchased. The ESPP is considered a non-compensatory plan and accordingly no compensation expense is recorded in connection with this benefit.

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
10. Employee Benefit Plans (Continued)
As of March 31, 2022, approximately $0.1 million of cash was restricted for the purchase of shares under the ESPP and is recorded as restricted cash in the accompanying consolidated balance sheets.
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
As of March 31, 2022, the amount invested under the DC Plan totaled approximately $1.0 million and are classified as trading securities, which are recorded at fair market value with changes recorded as adjustments to other income. This amount is included in prepaid expenses and other current assets on the consolidated balance sheets.
As of March 31, 2022, the vested amounts under the DC Plan totaled $1.0 million and are included in accrued payroll and related expenses on the consolidated balance sheets. Changes in the deferred compensation plan liabilities are recorded as an adjustment to compensation expense.
As of March 31, 2022, no equity awards were deferred and held in the rabbi trust. The shares deferred and held in the rabbi trust will be classified as treasury stock, and the liability to participating employees will be classified as deferred compensation obligations in the stockholders' equity section of the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations will be included in the denominator in both the basic and diluted earnings per share calculations.
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
During the fiscal year ended March 31, 2021, the Company granted 95,000 stock options and 84,914 restricted stock units to TCI employees under the Inducement Plan. There were no awards granted under the Inducement Plan during the year ended March 31, 2022. No further awards will be granted under the Inducement Plan, although the outstanding awards under the Inducement Plan remain outstanding in accordance with their terms.
11. Stock Repurchase Program

Notes to Consolidated Financial Statements (Continued)
March 31, 2020
11. Stock Repurchase Program (Continued)
In August 2011, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to acquire up to $3.0 million of our outstanding common stock from time to time through August 2012. We repurchased approximately 964,000 shares under this original program for a total purchase price of $1.3 million. On August 9, 2012, our Board of Directors cancelled the initial stock repurchase program and the approximate $1.7 million of remaining funds, and approved a subsequent stock repurchase program pursuant to which we could acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we could repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and could also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan was in place. There was no guarantee as to the exact number of shares that would be repurchased. We could modify or terminate the repurchase program at any time without prior notice. On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company's existing stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time.

For our fiscal years ended March 31, 2022, 2021, and 2020 we did not repurchase any shares. From inception of the 2012 stock repurchase program through March 31, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of March 31, 2022, all repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock. As of March 31, 2022, prior to the termination of the 2012 repurchase program, approximately $1.7 million remained available for the repurchase of our common stock.

On May 12, 2022 the Board of Directors retired the previously approved plan and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice.
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
March 31, 2022
12. Acquisitions (Continued)
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
The fair values of the TrafficCast assets and liabilities noted above approximate their carrying values at December 7, 2020. There was no difference between the fair value of trade accounts receivables and the gross contractual value of those receivables. There are no contractual cash flows related to these receivables that are not expected to be collected. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of TrafficCast was initially allocated to the Company's Roadway Sensors and Transportation Systems reporting segments and upon the reorganization described in Note 13, Business Segments, the goodwill has been reallocated to the Company's three new reporting units and will be included in the annual review for impairment. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationship and developed technology, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company used the replacement cost method with consideration of opportunity costs to estimate the fair value of the technology. The fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. We believe the assumptions are representative of those a market participant would use in estimating fair value.
The following table presents the fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$5,800	7
Technology	3,700	4
Total intangible assets assumed	$9,500
AGI Acquisition
On July 2, 2019, the Company completed the acquisition of AGI, a privately-held professional transportation engineering services firm headquartered in Tampa, Florida, with offices in Orlando, Florida, Virginia Beach, Virginia and Chadds Ford, Pennsylvania. AGI assists municipalities in maximizing the effectiveness of their existing transportation networks through a collection of traffic management services to cost effectively improve the performance of roadway systems and address

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
12. Acquisitions (Continued)
increased traffic demands, traffic congestion and delay. With a foundation of arterial timing plan development, AGI has expanded its services into active arterial monitoring and management with multiple public sector clients. AGI is expected to expand the Company's geographic footprint for ITS services in Florida, as well as in the Midwest and Mid-Atlantic region. AGI's typical contracts are for traffic operations professional engineering services focused on transportation systems management and operations.
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
The fair values of the remaining AGI assets and liabilities noted above approximate their carrying values at July 2, 2019. There was no difference between the fair value of trade accounts receivables and the gross contractual value of those receivables. There are no contractual cash flows related to these receivables that are not expected to be collected. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of AGI was initially included within the Company's Transportation Systems reporting segment. The goodwill is fully deductible for tax purposes. The significant intangible assets identified in the purchase price allocation include customer relationships and non-compete agreements, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company utilized the with and without method to derive the fair value of the non-compete agreement. The fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Varying discount rates were applied to the projected net cash flows and EBITDA as applicable to valuation methodology. We believe the assumptions are representative of those a market participant would use in estimating fair value.
The following table presents the fair values and useful lives of the identifiable intangible assets acquired:

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
12. Acquisitions (Continued)

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	3,500	6
Non-compete agreement	210	3
Total intangible assets assumed	3,710
Acquisition-Related Costs
In connection with the acquisition of AGI, the Company agreed to grant $1.7 million in retention bonuses to the Selling Shareholders and other employees payable in the form of restricted stock units at $5.22 per share, and $0.6 million in retention bonuses payable in cash, each vesting and payable over three years following the closing, provided such employees remain in our service on the first, second and third anniversary of the closing of the acquisition. For the fiscal years ended March 31, 2022, 2021, and 2020, the Company recorded approximately $0.7 million, $0.7 million, and $1.0 million respectively, as stock- based compensation and salaries expense to selling, general and administrative expense in the consolidated statements of operations, related to these bonuses.
In connection with the acquisition of AGI, the Company recorded approximately $0.7 million, in acquisition related professional fees, which was included in selling, general and administrative expense, in the consolidated statements of operations for the year ended March 31, 2020.
In connection with the acquisition of TrafficCast, the Company recorded approximately $0.4 million in acquisition related professional fees, which was included in selling, general and administrative expense, in the consolidated statements of operations for the year ended March 31, 2021.
13. Business Segments, Significant Customer and Geographic Information
Business Segments
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
On December 6, 2020, the Company entered into an Asset Purchase Agreement with TrafficCast, a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TrafficCast Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content. The transaction closed on December 7, 2020.
After these two significant transactions in Fiscal 2021, the Company underwent a re-organization that was completed in April 2021. The purpose of this was to align the Company’s organization structure with its singular goal of providing best in-class smart mobility infrastructure management solutions to the marketplace. As a result of the reorganization, the Company's Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, reviews the Company's results on a consolidated basis and our financial results are presented on a consolidated basis under a single reporting segment in order to provide the most accurate representation of Company's performance.

Significant Customer and Geographic Information
No individual customer or government agency had a receivable balance greater than 10% of our total trade accounts receivable balances as of March 31, 2022 and 2021.

Notes to Consolidated Financial Statements (Continued)
March 31, 2022
13. Business Segments, Significant Customer and Geographic Information (Continued)

The following table sets forth the percentages of our revenues, by geographic region, derived from shipments to, or contract, service and other revenues from, external customers located outside the U.S.:

	Year Ended March 31,
	2022	2021	2020
Canada	—%	1%	—%
Europe	—	—	1
	—%	1%	1%
14. Long-Term Debt
On January 25, 2022, Iteris, Inc., entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, as agent. The Credit Agreement provides for a $20 million revolving credit facility with a maturity date of January 24, 2026. In addition, the Company has the ability from time to time to increase the revolving commitments up to an additional aggregate amount not to exceed $40 million, subject to receipt of lender commitments and certain conditions precedent. The Credit Agreement evidencing the facility contains customary representation, warranties, covenants, and event of default. The Credit Agreement is collateralized by substantially all of our property and assets, including intellectual property. The Credit Agreement also contains certain restrictions and covenants that require the Company to maintain, on an ongoing basis, (i) a leverage ratio of no greater than 3.00 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. The leverage ratio also determines the applicable interest rate under the Credit Agreement. Borrowings under the revolving credit facility accrue interest at a rate equal to either SOFR or a specified base rate, at the Company’s option, plus an applicable margin. The applicable margins range from 2.00% to 2.80% per annum for SOFR loans and 1.00% to 1.80% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Company’s leverage ratio.

As of March 31, 2022, there were no amounts borrowed under the revolving credit facility and the Company is in compliance with the covenants. During the fiscal year ended March 31, 2022, capitalized deferred financing costs of $0.3 million associated with the Credit Agreement are included in Other assets. Amortization of the deferred financing costs and commitment fees on the unused revolving credit facility commitments are included in Interest Income (Expense), net.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.
(b) Changes in internal control
There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2022.
The effectiveness of our internal control over financial reporting as of March 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Iteris, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Iteris, Inc. and subsidiaries (the "Company") as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated June 1, 2022, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Costa Mesa, CA
June 1, 2022

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be either (i) included in an amendment to this Annual Report on Form 10-K ("the Form 10-K Amendment") or (ii) incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") under the headings "Executive Compensation and Other Information—Executive Officers," "Election of Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports."
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2022 Proxy Statement under the heading "Executive Compensation and Other Information" and "Election of Directors."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2022 Proxy Statement under the heading "Equity Compensation Plan Information" and "Stock Ownership of Certain Beneficial Owners and Management."
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2022 Proxy Statement under the heading "Corporate Governance, Board Meetings and Committees" and "Additional Matters—Certain Transactions."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2022 Proxy Statement under the heading "Matters Related to Independent Registered Public Accounting Firm."

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
3.Exhibits.
The following table sets forth the exhibits either filed herewith or incorporated herein by reference:
Exhibit Index

Exhibit Number		Description	Reference
2.1	†	Asset Purchase Agreement, dated May 2, 2020, by and among Iteris, Inc., ClearAg, Inc., and DTN, LLC*	Exhibit 2.1 to the registrant's Current Report on Form 8-K as filed with the SEC on May 6, 2020

4.1		Restated Certificate of Incorporation of the registrant as filed with the Delaware Secretary of State on October 12, 2018	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 15, 2018

4.2		Restated Bylaws of the Registrant, as amended through August 6, 2018	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Commission on August 7, 2018

4.3		Specimen common stock certificate	Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-08762), as filed with the Commission on December 8, 2004

4.4		Description of Iteris, Inc. Securities Registered under Section 12 of the Exchange Act	Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended for the year ended March 31, 2020 as filed with the SEC on June 9, 2020

10.1	†	Asset Purchase Agreement dated December 6, 2020, by and between Iteris, Inc. and TrafficCast International, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.2	*	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3		Office Lease, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.4		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014

Exhibit Number		Description	Reference
10.5
Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris, Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.
Exhibit 10.5 to registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.6	†	Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 6, 2019

10.7		Fourth Amendment to Lease, dated May 17, 2021, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 1, 2021

10.8	*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

10.9	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.10	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.11	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.12	*	Amended and Restated 2016 Omnibus Incentive Plan	Exhibit 10.1 to registrant's Current Report on Form 8-K as filed with the SEC on September 16, 2021

10.13	*	Form of Performance Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan**	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.14	*	Revised Form of Restricted Stock Unit Issuance for use with 2016 Omnibus Incentive Plan**	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.15	*	Revised Form of Form of Notice of Grant of Stock Option and Form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan**	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.16	*	Employment Agreement dated September 8, 2015 between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.17	*	Employment Agreement, dated November 15, 2019, between Iteris, Inc. and Douglas Groves	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 4, 2019

10.18	*	Iteris, Inc. Amended and Restated Executive Severance Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.19	*	Retention Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.20	*	Incentive Bonus Agreement dated June 4, 2019 between Iteris, Inc. and James Chambers	Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

Exhibit Number		Description	Reference
10.21	*	Form of Retention Bonus Agreement entered into between the Company and selling shareholders of Albeck Gerken, Inc.	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on July 9, 2019

10.22	*	2020 Employment Inducement Incentive Award Plan	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.23	*	Form of Notice Grant of Stock Option and Form of Stock Option Agreement for use with 2020 Employment Inducement Incentive Plan	Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.24	*	Form of Restricted Stock Unit Issuance Agreement for use with 2020 Employment Inducement Incentive Award Plan	Exhibit 10.4 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.25	*	Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.26	*	Form of Restricted Stock Unit Issuance Agreement for use with the Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020.	Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.27	*	2016 Omnibus Incentive Plan (Amended and Restated effective September 9, 2021)	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 9, 2021

10.28		Credit Agreement, dated as of January 25, 2022, by and between Iteris, Inc. and Capital One, National Association	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on January 28, 2022

10.29	*	Severance Agreement, dated December 30, 2021 between Iteris, Inc. and Ramin Massoumi	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 as filed with the SEC on February 3, 2022

23		Consent of Independent Registered Public Accounting Firm, dated June 1, 2022	Filed herewith

24		Power of Attorney	Filed herewith (included on the Signature page)

31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS		XBRL Instance Document	Filed herewith

101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description	Reference
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

Dated: June 1, 2022	ITERIS, INC. (Registrant)

	By	/s/ JOE BERGERA
Joe Bergera Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and directors of Iteris, Inc., do hereby constitute and appoint Joe Bergera and Douglas Groves, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA	Director, President and Chief Executive Officer (principal executive officer)	June 1, 2022
Joe Bergera

/s/ DOUGLAS GROVES	Chief Financial Officer (principal financial and accounting officer)	June 1, 2022
Douglas Groves

/s/ THOMAS L. THOMAS	Chairman of the Board	June 1, 2022
Thomas L. Thomas

/s/ GERARD M. MOONEY	Director	June 1, 2022
Gerard M. Mooney

/s/ LAURA L. SIEGAL	Director	June 1, 2022
Laura L. Siegal

/s/ DENNIS W. ZANK	Director	June 1, 2022
Dennis W. Zank