Form 10-Q
period 2022-06-30
ITERIS, INC.
filed 2022-08-04
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, there were 42,577,415 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. ClearGuide®, ClearMobility™, Iteris®, Vantage® and VantageLive!® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Balance Sheets
(In thousands, except par values)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,844	$23,689
Restricted cash	241	120
Trade accounts receivable, net of allowance for doubtful accounts of $1,089 and $903 at June 30, 2022 and March 31, 2022, respectively	24,894	25,628
Unbilled accounts receivable	10,195	10,870
Inventories	13,326	7,980
Prepaid expenses and other current assets	5,191	4,076
Total current assets	68,691	72,363
Property and equipment, net	1,421	1,392
Right-of-use assets	10,950	11,382
Intangible assets, net	11,291	11,780
Goodwill	28,340	28,340
Other assets	1,335	1,120
Noncurrent assets of discontinued operations	—	6
Total assets	$122,028	$126,383
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,494	$11,926
Accrued payroll and related expenses	11,961	11,409
Accrued liabilities	5,052	5,623
Deferred revenue	6,146	6,566
Current liabilities of discontinued operations	100	163
Total current liabilities	36,753	35,687
Lease liabilities	10,268	10,763
Deferred income taxes	357	337
Unrecognized tax benefits	104	105
Other long-term liabilities	2,413	2,456
Noncurrent liabilities of discontinued operations	146	172
Total liabilities	50,041	49,520
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2022 and March 31, 2022
Issued and outstanding shares — 42,421 at June 30, 2022 and 42,416 at March 31, 2022	4,242	4,242
Treasury Stock	(884)	—
Additional paid-in capital	187,593	186,720
Accumulated deficit	(118,964)	(114,099)
Total stockholders' equity	71,987	76,863
Total liabilities and stockholders' equity	$122,028	$126,383
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2022	2021

Product revenues	$16,381	$18,026
Service revenues	17,286	16,059
Total revenues	33,667	34,085
Cost of product revenues	11,657	9,557
Cost of service revenues	11,851	10,435
Cost of revenues	23,508	19,992
Gross profit	10,159	14,093
Operating expenses:
General and administrative	6,412	6,390
Sales and marketing	5,198	4,587
Research and development	2,136	1,765
Amortization of intangible assets	668	668
Restructuring charges	707	—
Total operating expenses	15,121	13,410
Operating income (loss)	(4,962)	683
Non-operating income (expense):
Other income (expense), net	(23)	18
Interest income (expense), net	(32)	3
Income (loss) from continuing operations before income taxes	(5,017)	704
(Provision) benefit for income taxes	167	(75)
Net income (loss) from continuing operations	(4,850)	629
Loss from discontinued operations before gain on sale, net of tax	(15)	(18)
Net loss from discontinued operations, net of tax	(15)	(18)
Net income (loss)	$(4,865)	$611

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$(0.11)	$0.02
Income per share from discontinued operations	—	—
Net income (loss) per share	$(0.11)	$0.02

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$(0.11)	$0.01
Income per share from discontinued operations	—	—
Net income (loss) per share	$(0.11)	$0.01

Shares used in basic per share calculations	42,380	41,875
Shares used in diluted per share calculations	42,380	43,380
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Cash Flows
(In thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(4,865)	$611
Less: Net loss from discontinued operations	(15)	(18)
Net income (loss) from continuing operations	(4,850)	629

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Right-of-use asset non-cash expense	538	7
Deferred income taxes	19	(170)
Depreciation of property and equipment	159	232
Stock-based compensation	848	794
Amortization of intangible assets	822	803
Loss on disposal of equipment	—	7
Changes in operating assets and liabilities, net of effects of discontinued operation and acquisition:
Trade accounts receivable	734	(3,806)
Unbilled accounts receivable and deferred revenue	212	1,025
Inventories	(5,346)	(115)
Prepaid expenses and other assets	(1,330)	(185)
Trade accounts payable and accrued expenses	1,137	2,055
Operating lease liabilities	(189)	(52)
Net cash provided by (used in) operating activities - continuing operations	(7,246)	1,224
Net cash used in operating activities - discontinued operations	(98)	(100)
Net cash provided by (used in) operating activities	(7,344)	1,124
Cash flows from investing activities
Purchases of property and equipment	(188)	(67)
Maturities of investments	—	3,100
Capitalized software development costs	(333)	(1,076)
Net cash provided by (used in) investing activities - continuing operations	(521)	1,957
Net cash provided by investing activities - discontinued operations	—	1,450
Net cash provided by (used in) investing activities	(521)	3,407
Cash flows from financing activities
Proceeds from stock option exercises	1	1,375
Tax withholding payments for net share settlements of restricted stock units	24	—
Repurchases of common stock	(884)	—
Net cash provided by (used in) financing activities	(859)	1,375
Increase (decrease) in cash, cash equivalents and restricted cash	(8,724)	5,906
Cash, cash equivalents and restricted cash at beginning of period	23,809	25,468
Cash, cash equivalents and restricted cash at end of period	$15,085	$31,374
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$—	$1
Supplemental schedule of non-cash investing and financing activities:
Deferred payment of purchase price receivable	$—	$50
Lease liabilities arising from obtaining right-of-use assets	$106	$—
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Stockholders’ Equity
(In thousands)

	THREE MONTH PERIOD ENDED JUNE 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	42,416	$4,242	—	—	$186,720	$(114,099)	$76,863
Stock option exercises	1	—	—	—	1	—	1
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	4	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	848	—	848
Treasury stock purchases	—	—	300	(884)	—	—	(884)
Net loss	—	—	—	—	—	(4,865)	(4,865)
Balance at June 30, 2022	42,421	$4,242	300	(884)	$187,593	$(118,964)	$71,987

	THREE MONTH PERIOD ENDED JUNE 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	41,687	$4,170	—	—	$181,828	$(107,019)	$78,979
Stock option exercises	473	47	—	—	1,328	—	1,375
Stock-based compensation	—	—	—	—	794	—	794
Net income	—	—	—	—	—	611	611
Balance at June 30, 2021	42,160	$4,217	—	—	$183,950	$(106,408)	$81,759

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2022
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions. Our cloud-enabled end-to-end solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone. As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, products and software-as-a-service ("SaaS") offerings represent a comprehensive range of ITS solutions that we distribute to customers throughout the U.S. and internationally. We believe our products, solutions and services increase safety and decrease congestion within our communities, while also reducing urban emissions and other negative environmental conditions. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market and we are always exploring strategic alternatives intended to optimize the value of our Company. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
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
Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, we have taken certain actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions include, but are not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities. Refer to Note 3, Restructuring Activities, for more information.
Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have begun to increase inventory levels and may continue to do so for an extended period. In the event demand doesn't materialize, we may need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, to meet customer demand, resulting in high levels of unshippable backlog. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future. The $5 million operating loss in the current quarter was mainly due to costs associated with global supply chain constraints and restructuring charges. The Company expended over $5 million during Q1FY23 which was a planned increase in inventory as part of the Company's supply chain strategy. Despite the increased spending level, the Company still maintained working capital of over $31 million as of June 30, 2022. The cash flow used in operating activities of our continuing operations was approximately $7.2 million which was primarily driven by a planned increase in inventory as part of the Company’s supply chain strategy to help assure the Company has product and raw materials to satisfy customer demand. Although the Company's tactic to mitigate the current global supply chain issues by accumulating inventory in the current period resulted in a significant usage of cash in the current period, the Company does not expect to apply the same course of action, in the same magnitude, in future periods. Still, we may remain supply-constrained beyond the fiscal quarter ended June 30, 2022.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. Refer to Note 5, Income Taxes, for more information.
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
The Company assessed the impacts of the Pandemic on the estimates and assumptions used in preparing our unaudited condensed financial statements. The estimates and assumptions used in our assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the Pandemic and its resulting impact on global economic conditions. If economic conditions caused by the Pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. See below for areas that required more judgments and estimates as a result of the Pandemic. The Company will continue to assess the effect on its operations by monitoring the spread of the Pandemic and the actions implemented to combat the virus throughout the world. As a result, our assessment of the impact of the Pandemic may change.
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
To help offset recent increases in supply chain costs, on May 12, 2022, the Board of Directors of Iteris, Inc. approved additional restructuring activities to better position the Company for increased profitability and growth. During the three months ended June 30, 2022, the Company incurred approximately $0.7 million related to employee separation costs in relation to these activities which were included in restructuring charges on the unaudited condensed statement of operations. Refer to Note 3, Restructuring Activities, for more information.
Basis of Presentation
Our unaudited condensed financial statements have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Fiscal 2022”), filed with the SEC on June 1, 2022. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended June 30, 2022 are not necessarily indicative of the results to be expected for Fiscal 2023 or any other periods.
As noted above, during the first quarter of Fiscal 2021, the Company completed the sale of its Agriculture and Weather Analytics segment. The Agriculture and Weather Analytics segment’s results of operations and related cash flows have been reclassified to net income (loss) from discontinued operations, respectively, for all periods presented. The assets and liabilities of the Agriculture and Weather Analytics segment have been reclassified to assets of discontinued operations and liabilities of discontinued operations, respectively, in the unaudited condensed balance sheet as of June 30, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Other significant estimates include the collectability of accounts receivable and related allowance for doubtful accounts, projections of taxable income used to assess realizability of deferred tax assets, warranty reserves and other contingencies, costs to complete long-term contracts, indirect cost rates used in cost plus contracts, the valuation of inventories, the valuation of purchased intangible assets and goodwill, the valuation of investments, estimates of future cash flows used to assess the recoverability of long-lived assets and the impairment of goodwill, and fair value of our stock option awards used to calculate stock-based compensation.
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
Service revenues consist of revenues derived from maintenance support and the use of the Company’s service platforms and Application Programming Interfaces ("API's") on a subscription basis. We generate this revenue from fees for maintenance and support, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.
Service revenues are also derived from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts, over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) contracts are considered to involve variable consideration. However, contractual performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.
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

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Product Revenues
Standard purchase orders for delivery of a tangible product	Upon shipment (point in time)	Within 30 days of delivery	Observable transactions
Engineering services where the deliverable is considered a product	As work is performed (over time)	Within 30 days of services being invoiced	Estimated using a cost-plus margin approach

Service Revenues
Engineering services, managed services, and consulting services	As work is performed (over time)	Within 30 days of services being invoiced	Estimated using a cost-plus margin approach
SaaS services	Over the course of the SaaS service once the system is available for use (over time)	At the beginning of the contract period	Estimated using a cost-plus margin approach
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product revenues and services revenues.
Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net, in our unaudited condensed balance sheets at their net estimated realizable value.
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
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented as unbilled accounts receivable on the accompanying unaudited condensed balance sheets. For example, we would record a contract asset if we record revenue on a professional services engagement, but are not entitled to bill until we achieve specified milestones.
Our contract assets and refund liabilities are reported in a net position on a contract basis at the end of each reporting period. Refund liabilities are consideration received in advance of the satisfaction of performance obligations.
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of June 30, 2022 and March 31, 2022, there was approximately $0.5 million and $0.6 million, respectively, of contract fulfillment costs, which are presented in the accompanying unaudited condensed balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2022 and March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.

Deferred Revenue
Deferred revenue in the accompanying unaudited condensed balance sheets is comprised of refund liabilities related to billings and consideration received in advance of the satisfaction of performance obligations.
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
We currently have, and historically have had, a diverse customer base. For the three month periods ended June 30, 2022 and 2021, no individual customer represented greater than 10% of our total revenues. As of June 30, 2022 and March 31, 2022, no individual customer represented greater than 10% of our total accounts receivable.
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
As of each of June 30, 2022 and March 31, 2022, restricted cash was $0.2 million and $0.1 million, respectively, consisting of cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (See Note 8, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed statements of cash flows consist of the following (in thousands):

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$14,844	$23,689
Restricted cash	241	120
	$15,085	$23,809
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
Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.
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
Goodwill and Long-Lived Assets
We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. In prior years the Company had two operating and reportable segments, Roadway Sensors ("RWS") and Transportation Systems ("SYS"), which also represented the reporting units for purposes of goodwill impairment testing. In conjunction with the change in segments described in Note 10, Business Segments, the Company also reassessed the reporting unit conclusion and determined that there are three reporting units and a single operating and reportable segment. As of June 30, 2022, there were no indicators of goodwill impairment.
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

Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of June 30, 2022, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Stock-Based Compensation
We record stock-based compensation in our unaudited condensed statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options, restricted stock units and performance stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. The fair value of our performance stock unit awards is estimated on the grant date using a Monte Carlo simulation model. While the use of these models meets established requirements, the estimated fair values generated by the models may not be indicative of the actual fair values of our awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Research and Development Expenditures
Research and development expenditures are charged to expense in the period incurred.
Warranty
We generally provide a one- to three-year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying unaudited condensed balance sheets. We do not provide any service-type warranties.
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
Comprehensive Income (Loss)
The difference between net income (loss) and comprehensive income (loss) was de minimis for the three months ended June 30, 2022 and June 30, 2021.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our unaudited condensed financial statements.
2.Supplemental Financial Information
Inventories
The following table presents details of our inventories:

	June 30, 2022	March 31, 2022
	(In thousands)
Raw materials	$10,893	$5,680
Work in process	95	200
Finished goods	2,338	2,100
	$13,326	$7,980
Property and Equipment
The following table presents details of our property and equipment, net:

	June 30, 2022	March 31, 2022
	(In thousands)
Equipment	$7,013	$6,825
Leasehold improvements	3,117	3,117
Accumulated depreciation	(8,709)	(8,550)
	$1,421	$1,392
Depreciation expense was approximately $0.2 million and $0.2 million for the three month periods ended June 30, 2022 and 2021, respectively. Approximately $0.1 million and $0.1 million of the depreciation expense was recorded to cost of revenues in each period, and approximately $0.1 million and $0.2 million was recorded to operating expenses in the unaudited condensed statements of operations for the three month periods ended June 30, 2022 and 2021, respectively.

Intangible Assets
The following table presents details of our net intangible assets:

	June 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(2,751)	$2,235	$4,986	$(2,519)	$2,467
Customer contracts / relationships	9,550	(3,312)	6,238	9,550	(2,959)	6,591
Trade names and non-compete agreements	782	(770)	12	782	(753)	29
Capitalized software development costs	6,233	(3,427)	2,806	5,900	(3,207)	2,693
Total	$21,551	$(10,260)	$11,291	$21,218	$(9,438)	$11,780

Amortization expense for intangible assets subject to amortization was approximately $0.8 million and $0.8 million for the three month periods ended June 30, 2022 and 2021, respectively. Approximately $0.1 million and $0.1 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.7 million and $0.7 million, was recorded to amortization expense for the three months ended June 30, 2022 and 2021, respectively, in the unaudited condensed statements of operations.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.
As of June 30, 2022, future estimated amortization expense was as follows:

Year Ending March 31,
(In thousands)
2023	$2,345
2024	2,985
2025	2,505
2026	1,293
2027	1,095
Thereafter	1,056
$11,279
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed balance sheets. The following table presents activity related to the warranty reserve:

Warranty Reserve Activity	Three Months Ended June 30,
	2022	2021
	(In thousands)
Balance at beginning of fiscal year	$616	$569
Additions charged to cost of sales	51	125
Warranty claims	(44)	(34)
Balance at end of reporting period	$623	$660

Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2022	2021
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(4,850)	$629
Net income (loss) from discontinued operations, net of tax	(15)	(18)
Net income (loss)	$(4,865)	$611
Denominator:
Weighted average common shares used in basic computation	42,380	41,875
Dilutive stock options	—	1,505
Weighted average common shares used in diluted computation	42,380	43,380
Basic:
Net income (loss) per share from continuing operations:	$(0.11)	$0.02
Net income (loss) per share from discontinued operations:	$—	$—
Net income (loss) per basic share	$(0.11)	$0.02
Diluted:
Net income (loss) per share from continuing operations:	$(0.11)	$0.01
Net income (loss) per share from discontinued operations:	$—	$—
Net income (loss) per diluted share	$(0.11)	$0.01
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Stock options	5,718	25
Restricted stock units	446	—
3.Restructuring Activities
On May 12, 2022, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth. During the three months ended June 30, 2022, the Company incurred approximately $0.7 million related to employee separation costs in relation to these activities which were included in restructuring charges on the unaudited condensed statement of operations.

As of June 30, 2022, we have accrued approximately $0.7 million for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed balance sheet. Our restructuring activities during the three months ended June 30, 2022 were as follows (in thousands):

Balance at March 31, 2022	$—
Charged to expenses	707
Cash payments	(19)
Balance at June 30, 2022	688

4.Fair Value Measurements
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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2022 or March 31, 2022. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at June 30, 2022 and March 31, 2022. As a result of the re-organization completed in April 2021, the Company reallocated goodwill to the three new reporting units discussed in Note 10, Business Segments. The contingent consideration representing Level 3 fair value measurement was prepared using the following assumptions:

Assumptions
Risk free rate	0.14%
Counter party risk premium	8.20%
Revenue WACC	5.10%
Revenue volatility	25.00%
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of June 30, 2022
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Money market funds	$1,280	$—	$—	$1,280
Securities held in deferred compensation plan (1)	1,099	(142)	75	1,032
Subtotal	2,379	(142)	75	2,312
Level 2:
US Treasuries	2,400	—	—	2,400
Subtotal	2,400	—	—	2,400
Total	$4,779	$(142)	$75	$4,712

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,102	$(146)	$82	$1,038
Subtotal	1,102	(146)	82	1,038
Level 3:
Contingent consideration (3)	255	—	—	255
Subtotal	255	—	—	255
Total	$1,357	$(146)	$82	$1,293

	As of March 31, 2022
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Money market funds	$71	$—	$—	$71
Securities held in deferred compensation plan (1)	998	(106)	73	965
Subtotal	1,069	(106)	73	1,036

Level 2:
Commercial paper	7,499	—	—	7,499
US Treasuries	7,798	—	—	7,798
Subtotal	15,297	—	—	15,297
Total	$16,366	$(106)	$73	$16,333

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,013	$(106)	$72	$979
Subtotal	1,013	(106)	72	979
Level 3:
Contingent consideration (3)	600	—	—	600
Subtotal	600	—	—	600
Total	$1,613	$(106)	$72	$1,579
(1) Included in prepaid expenses and other current assets on the Company’s balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s balance sheet.
(3) Included short-term portion in accrued liabilities and long-term portion in other long-term liabilities on the Company’s balance sheet. As of June 30, 2022, the balance of contingent consideration was all short-term and included in accrued liabilities on the Company's balance sheet.

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2022.
5.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax benefit for the three month period ended June 30, 2022 was approximately $0.2 million, or 3.3% of pre-tax loss, as compared with an expense of approximately $0.08 million, or 10.6% of pre-tax income for the three months ended June 30, 2021.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2022. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of June 30, 2022.
6.Commitments and Contingencies
Litigation and Other Contingencies
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, the Company is not a party to any legal proceeding, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s unaudited condensed results of operations, financial position or cash flows.
7.Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 year to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
As a result of the restructuring activities and the sale of Agriculture and Weather Analytics business, the Company vacated the Grand Forks lease facility and has subleased the space to DTN, which expired on July 31, 2021.
The table below presents lease-related assets and liabilities recorded on the unaudited condensed balance sheet as follows:

	Classification	June 30, 2022
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$10,950
Operating lease right-of-use-assets - discontinued operation	Noncurrent assets of discontinued operations	—
Total operating lease right-of-use-assets		$10,950

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$1,860
Operating lease liabilities (short-term) - discontinued operation	Current liabilities of discontinued operations	100
		1,960
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	10,268
Operating lease liabilities (long-term) - discontinued operation	Noncurrent liabilities of discontinued operations	146
		10,414
Total lease liabilities		$12,374
Lease Costs
We recorded approximately $0.7 million and $0.7 million of lease costs in on our unaudited condensed statements of operations for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company currently has no variable lease costs. The Company recorded a de minimis amount of sublease income for both the three months ended June 30, 2022 and June 30, 2021, which was included in income (loss) from discontinued operations on the unaudited condensed statement of operations.

Supplemental Information
The table below presents supplemental information related to operating leases during the three months ended June 30, 2022 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$363
Weighted average remaining lease term (in years)	4.78
Weighted average discount rate	4.8%
Maturities of Lease Liabilities
Maturities of lease liabilities as of June 30, 2022 were as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2023	$1,780
2024	2,843
2025	2,630
2026	2,341
2027	2,391
Thereafter	2,098
Total lease payments	14,083
Less imputed interest	(1,709)
Present value of future lease payments	12,374
Less current obligations under leases	(1,960)
Long-term lease obligations	$10,414

8.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At June 30, 2022, there were approximately 3,543,515 shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.8 million as of June 30, 2022.
Stock Options
A summary of activity with respect to our stock options for the three months ended June 30, 2022 is as follows:

	Options	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2022	5,943	$4.32
Granted	20	2.96
Exercised	(1)	1.87
Forfeited	(114)	5.18
Options outstanding at June 30, 2022	5,848	4.30

Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2022 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2022	451	$4.12
Granted	—	—
Vested	(4)	5.30
Forfeited	(42)	5.30
RSUs outstanding at June 30, 2022	405	3.99
Performance Stock Units
The Company has granted a total "target" number of 132,403 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2022	115	$6.33
Granted	—	—
Forfeited	—	—
PSUs outstanding at June 30, 2022	115	6.33
As of June 30, 2022, 19,855 PSUs had vested but not been issued as the three-year performance period has not yet elapsed. If cessation of service should occur prior to the end of the three-year period, these vested PSUs will be forfeited.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed statements of operations:

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Cost of revenues	$64	$57
General and administrative expense	618	616
Sales and marketing	78	70
Research and development expense	88	51
Total stock-based compensation	$848	$794
As of June 30, 2022, there was approximately $3.9 million, $0.8 million and $0.4 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years for stock options, 2.8 years for RSUs and 1.5 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. No shares were purchased during the three months ended June 30, 2022 and 2021 for the first offering periods of Fiscal 2023 and 2022, respectively. The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.
Deferred Compensation Plan
Effective October 1, 2020, the Company adopted the Iteris, Inc. Deferred Compensation Plan (the "DC Plan"). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of non-employee members of our board of directors. Key employees, including our executive officers, and our non-employee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials are eligible to participate in the DC Plan. Under the DC Plan, we will provide participants with the opportunity to make annual elections to defer a percentage of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of equity awards are credited to a bookkeeping account established in the name of the participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the equity award subject to the election. The Company established a rabbi trust to finance our obligations under the DC Plan with corporate-owned life insurance policies on participants, and the assets held within this trust are subject to the claims of the Company's creditors. The assets and liabilities are recorded at their fair value, which represents their respective amortized cost values plus any unrealized gains or losses. Refer to Note 4, Fair Value Measurements, for further detail on the DC plan.
9.Stock Repurchase Program
On August 9, 2012, the Board approved a stock repurchase program pursuant to which we could acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we could repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and could also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan was in place. There was no guarantee as to the exact number of shares that would be repurchased. We may modify or terminate the repurchase program at any time without prior notice.
On November 6, 2014, the Board approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From the inception of the 2012 stock repurchase program on August 9, 2012 through its retirement on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of June 30, 2022, these repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors retired the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. During the three months ended June 30, 2022, we have repurchased 0.3 million shares for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share, and approximately $9.1 million remains available for the repurchase of our common stock under our current program.
10.Business Segments
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
After these two significant transactions in Fiscal 2021, the Company underwent a re-organization that was completed in April 2021. The purpose of this was to align the Company’s organization structure with its singular goal of providing best-in-class smart mobility infrastructure management solutions to the marketplace. As a result of the re-organization, the Company's Chief Operating Decision Maker ("CODM"), who is our Chief Executive Officer, reviews the Company's results on a consolidated basis and our financial results are presented under a single reporting segment in order to provide the most accurate representation of Company's performance.

11.Long-Term Debt

On January 25, 2022, Iteris, Inc., entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, as agent.

The Credit Agreement provides for a $20 million revolving credit facility with a maturity date of January 24, 2026. In addition, the Company has the ability from time to time to increase the revolving commitments up to an additional aggregate amount not to exceed $40 million, subject to receipt of lender commitments and certain conditions precedent. The Credit Agreement evidencing the facility contains customary representation, warranties, covenants, and event of default. The Credit Agreement is collateralized by substantially all of our property and assets, including intellectual property. The Credit Agreement also contains certain restrictions and covenants that require the Company to maintain, on an ongoing basis, (i) a leverage ratio of no greater than 3.00 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. The leverage ratio also determines the applicable interest rate under the Credit Agreement. Borrowings under the revolving credit facility accrue interest at a rate equal to either Secured Overnight Financing Rate ("SOFR") or a specified base rate, at the Company’s option, plus an applicable margin. The applicable margins range from 2.00% to 2.80% per annum for SOFR loans and 1.00% to 1.80% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Company’s leverage ratio.

As of June 30, 2022, there were no amounts borrowed under the revolving credit facility and the Company is in compliance with the covenants. As of June 30, 2022, capitalized deferred financing costs of $0.3 million associated with the Credit Agreement are included in Other Assets on the unaudited condensed balance sheet. Amortization of the deferred financing costs and commitment fees on the unused revolving credit facility commitments are included in Interest Income (Expense), net on the unaudited condensed statement of operations.

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
Given the uncertainties surrounding the impacts of the Pandemic on the Company's future financial condition and results of operations, we have taken certain actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions include, but are not limited to, reducing discretionary spending, reducing capital expenditures, and implementing restructuring activities. Refer to Note 3, Restructuring Activities, for more information.

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have begun to increase inventory levels and may continue to do so for an extended period. In the event demand doesn't materialize, we may need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, to meet customer demand, resulting in high levels of unshippable backlog. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future. The $5 million operating loss in the current quarter was mainly due to costs associated with global supply chain constraints and restructuring charges. The Company expended over $5 million during Q1FY23 which was a planned increase in inventory as part of the Company's supply chain strategy. Despite the increased spending level, the Company still maintained working capital of over $31 million as of June 30, 2022. The cash flow used in operating activities of our continuing operations was approximately $7.2 million which was primarily driven by a planned increase in inventory as part of the Company’s supply chain strategy to help assure the Company has product and raw materials to satisfy customer demand. Although the Company's tactic to mitigate the current global supply chain issues by accumulating inventory in the current period resulted in a significant usage of cash in the current period, the Company does not expect to apply the same course of action, in the same magnitude, in future periods. Still, we may remain supply-constrained beyond the fiscal quarter ended June 30, 2022.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. Refer to Note 5, Income Taxes, for more information.
The Pandemic has had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility has remained open, easing of Pandemic restrictions imposed by local and state authorities has allowed a portion of our workforce to return to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. Additionally, we have been able to timely file financial reports. We believe we have the infrastructure to efficiently work remotely during the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.
The Company assessed the impacts of the Pandemic on the estimates and assumptions used in preparing our unaudited condensed financial statements. The estimates and assumptions used in our assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the Pandemic and its resulting impact on global economic conditions. If economic conditions caused by the Pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. The Company will continue to assess the effect on its operations by monitoring the spread of the Pandemic and the actions implemented to combat the virus throughout the world. As a result, our assessment of the impact of the Pandemic may change.
Climate Change
We take climate change and the risks associated with climate change seriously. Increased frequency of severe and extreme weather events associated with climate change could adversely impact our facilities, interfere with intersection construction projects, and have a material impact on our financial condition, cash flows and results of operations. More extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation are among the weather events that are most likely to impact our business. We are unable to predict the timing or magnitude of these events. However, we perform ongoing assessments of physical risk, including physical climate risk, to our business and efforts to mitigate these physical risks continue to be implemented on an ongoing basis.
As a global leader in smart mobility infrastructure management, we also aim to reduce climate impact through our work with public and private-sector partners to increase the efficiency of mobility, which has the benefit of reducing carbon emissions, all as part of our commitment to a cleaner, healthier and more sustainable future. By reducing delays and stops as part of traffic signal timing projects, improving the efficiency of public transit via signal priority programs, reducing time spent roadside for heavy-emitting commercial freight vehicles during inspection, to name just a few examples, our industry-leading portfolio of smart mobility infrastructure management solutions is currently helping cities and states to reduce their carbon footprint.
Sale of Agriculture and Weather Analytics Business
On May 5, 2020, the Company completed the sale of substantially all of our assets used in connection with our Agriculture and Weather Analytics business to DTN, LLC (“DTN”), an operating company of TBG AG, a Swiss-based holding company, pursuant to the Purchase Agreement signed on May 2, 2020 (the "AWA Purchase Agreement"), in exchange for a total purchase consideration of $12.0 million in cash, subject to working capital adjustments. Upon closing, the Company received $10.5 million and $1.5 million of payment was deferred. DTN paid the Company $1.45 million on the 12-month anniversary of the closing date, and $0.05 million at the 18-month anniversary of the closing date. The AWA Purchase Agreement also provides for customary post-closing adjustments to the purchase price related to working capital at closing. The parties also entered into certain ancillary agreements at the closing of the transaction that will provide Iteris with ongoing access to weather and pavement data that it integrates into its transportation software products, and a joint development agreement under which the parties agreed to pursue future joint opportunities in the global transportation market.
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
On May 5, 2020, the Company also entered into a transition services agreement (“TSA”) with DTN, pursuant to which the Company agreed to support the information technology and accounting functions of the Agriculture and Weather Analytics business for a period up to 12 months and DTN agreed to provide the contract administration/account management services for certain contracts of the Company and other transition services. Either party may make any reasonable request to extend the period of time the other party shall provide a transition service beyond the initial service period or access to additional services that are necessary for the transition of the business operations. The income and costs associated with the TSA for the three months ended June 30, 2022 and June 30, 2021, were de minimis, which were included in income (loss) from discontinued operations on the unaudited condensed statement of operations.

Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was approximately $(2.4) million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively.
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
Because of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our unaudited condensed financial statements contained in this Form 10-Q. However, in spite of the above limitations, we believe that Adjusted EBITDA and the related financial ratios are useful to an investor in evaluating our results of operations because these measures:
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

Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended June 30,
	2022	2021
	(In Thousands)
Net income (loss) from continuing operations	$(4,850)	$629
Income tax expense (benefit)	(167)	75
Depreciation expense	159	232
Amortization expense	822	803
Interest expense	32	—
Stock-based compensation	848	794
Other adjustments:
Restructuring charges	707	—
Adjusted EBITDA	$(2,449)	$2,533
Percentage of total revenues	(7.3)%	7.4%

Critical Accounting Policies and Estimates
"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on our unaudited condensed financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are summarized in Note 1 to the Financial Statements. In preparing our financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, goodwill, and income taxes have the most potential impact on our financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.
Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.
Analysis of Quarterly Results from Continuing Operations
The following table presents our total revenues for the three month ended June 30, 2022 and 2021:

	Three Months Ended June 30,		$ Increase (decrease)	% Change
	2022	2021
	(In thousands, except percentages)
Product revenues	$16,381	$18,026	$(1,645)	(9.1)%
Service revenues	17,286	16,059	1,227	7.6%
Total revenues	$33,667	$34,085	$(418)	(1.2)%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended June 30, 2022 decreased 9.1% to $16.4 million, as compared to $18.0 million in the corresponding period in the prior year, primarily due to global supply chain constraints.
Service revenues consist of software, managed services, systems integration, and consulting services revenues. In certain instances, the lack of product availability can impact the timing of systems integration projects and associated revenue recognition. Service revenues for the three months ended June 30, 2022 increased 7.6% to $17.3 million, compared to $16.1 million in the corresponding period in the prior year. This increase was due to continued adoption of Iteris' ClearMobility Platform and increased software revenue. However, delays in the availability of certain third-party equipment adversely affected systems integration revenue in the period. Total annual recurring revenue, which we define as all software and managed services revenue was 28% of total revenue for the three months ended June 30, 2022 and 24% of total revenue for the three months ended June 30, 2021.
Total revenues for the three months ended June 30, 2022 decreased 1.2% to $33.7 million, compared to $34.1 million in the corresponding period in the prior year due to the aforementioned reasons.
We plan to continue to focus on securing new contracts and extending and/or continuing our existing relationships with both key public-sector and private-sector customers that have projects in their final project phases. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of subcontractor revenue and third-party product sales to our public-sector customers will likely affect the related total gross profit from period to period, as total revenues derived from subcontractors and third-party product sales generally have lower gross margins than revenues generated by our professional services.
Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements and are not included in deferred revenue on our balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders, but there can be no assurances we will recognize revenue from bookings or backlog timely or ever. Total backlog was approximately $108.9 million as of June 30, 2022 compared to approximately $79.9 million as of June 30, 2021.
Gross Profit
The following tables present details of our gross profit for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		$ Increase (decrease)	% Change
	2022	2021
	(In thousands, except percentages)
Product gross profit	$4,724	$8,469	$(3,745)	(44.2)%
Service gross profit	5,435	5,624	(189)	(3.4)%
Total gross profit	$10,159	$14,093	$(3,934)	(27.9)%

Product gross margin as a % of product revenues	28.8%	47.0%
Service gross margin as a % of service revenues	31.4%	35.0%
Total gross margin as a % of total revenues	30.2%	41.3%
Our product gross margin as a percentage of product revenues for the three months ended June 30, 2022 decreased approximately 1,820 basis points as compared to the corresponding periods in the prior year primarily due to an increase in raw material costs as a result of global supply chain constraints.

Our service gross margin as a percentage of service revenues for the three months ended June 30, 2022 decreased approximately 360 basis points as compared to the corresponding periods in the prior year primarily due to increased compensation costs, the completion of previously awarded contracts, the timing of certain contracts, and the contract mix.

Our total gross margin as a percentage of total revenues for the three months ended June 30, 2022 decreased approximately 1,110 basis points as compared to the corresponding prior year periods due to aforementioned reasons.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2022 was unchanged at $6.4 million, compared to $6.4 million for the three months ended June 30, 2021.

Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2022 increased approximately 13.3% to $5.2 million compared to $4.6 million for the three months ended June 30, 2021. The increase was primarily due to the addition of sales representatives, as well as higher compensation and benefit costs.
Research and Development Expense
Research and development expense for the three months ended June 30, 2022 increased approximately 21.0% to $2.1 million, compared to $1.8 million for the three months ended June 30, 2021. The overall increase was primarily due to the continued investment in research and development activities largely focused on improving our existing software related offerings.
We plan to continue to invest in the development of further enhancements and functionality of our Iteris ClearMobility Platform which includes among other things our software portfolio and our Vantage sensors.
Certain development costs were capitalized into intangible assets in the unaudited condensed balance sheets in both the current and prior year periods; however, certain costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our software solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software in future periods.
Amortization of Intangible Assets
Amortization of intangible assets was approximately $0.7 million in each of the three months ended June 30, 2022 and 2021, respectively.
Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three month period ended June 30, 2022 was approximately $0.2 million or 3.3% of pre-tax loss, as compared with an expense of approximately $0.08 million or 10.6% of pre-tax income for the three months ended June 30, 2021.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2022. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of June 30, 2022.
Liquidity and Capital Resources
Liquidity Outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of June 30, 2022, we had cash and cash equivalents totaling approximately $14.8 million. We have a

$20 million revolving credit facility as of June 30, 2022. See Note 11 Long-Term Debt for further details on a revolving credit facility the company closed on January 25, 2022. Our cash position will also be impacted by any capital expenditures or acquisitions we complete in the future.
As a result of the Pandemic, we have taken and will continue to take action to reduce costs, preserve liquidity and manage our cash flow. Such actions include, but are not limited to reducing our discretionary spending, reducing capital expenditures, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts as needed.
While the impact and duration of the Pandemic on our business is currently uncertain, the situation is expected to be temporary. The cash used in the current quarter was mainly due to costs associated with global supply chain constraints and restructuring charges. The Company expended over $5 million during Q1FY23 which was a planned increase in inventory as part of the Company's supply chain strategy. Despite the increased spending level, the Company still maintained working capital of over $31 million as of June 30, 2022. The cash flow used in operating activities of our continuing operations was approximately $7.2 million which was primarily driven by a planned increase in inventory as part of the Company’s supply chain strategy to help assure the Company has product and raw materials to satisfy customer demand. Although the Company's tactic to mitigate the current global supply chain issues by accumulating inventory in the current period resulted in a significant usage of cash in the current period, the Company does not expect to apply the same course of action, in the same magnitude, in future periods. In the longer term, we remain committed to increasing total shareholder returns through our investments in opportunities and initiatives to grow our business organically and through acquisitions that support our current strategies.
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
At June 30, 2022, we had $31.8 million in working capital, excluding current assets and liabilities of discontinued operations, which included $14.8 million in cash and cash equivalents. This compares to working capital of $36.8 million at March 31, 2022, excluding current assets and liabilities of discontinued operations, which included $23.8 million in cash and cash equivalents.
Operating Activities. Net cash used in operating activities of our continuing operations for the three months ended June 30, 2022 of approximately $7.2 million was primarily the result of approximately $2.4 million from non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. This was offset by our net loss from continuing operations of approximately $4.9 million coupled with approximately $4.8 million of outflows due to changes in working capital which was primarily driven by a planned increase in inventory as part of the Company's supply chain strategy. The Company does not expect such a large increase in inventory in future periods. Net cash used in operating activities from discontinued operations was de minimis.
Net cash provided by operating activities of our continuing operations for the three months ended June 30, 2021 of approximately $1.2 million was primarily the result of our net income of approximately $0.6 million and $1.7 million in non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization, offset by approximately $1.1 million from changes in working capital. Net cash used in operating activities from discontinued operations was approximately $0.1 million.
Investing Activities. Net cash used in investing activities of our continuing operations during the three months ended June 30, 2022 of approximately $0.5 million was primarily the result of approximately $0.2 million of property and equipment purchases, and approximately $0.3 million of capitalized software development costs. Net cash provided by investing activities from discontinued operations was de minimis.
Net cash provided by investing activities of our continuing operations during the three months ended June 30, 2021 was primarily the result of approximately $3.1 million in proceeds from the sale and maturity of short-term investments offset by approximately $0.1 million of property and equipment purchases, and approximately $1.1 million of capitalized software development costs, of which $0.9 million pertained to further development of our Commercial Vehicle Operations ("CVO") software platform. Net cash provided by investing activities from discontinued operations was approximately $1.5 million.
Financing Activities. Net cash used in financing activities of our continuing operations during the three months ended June 30, 2022 was the result of approximately $0.9 million of repurchases of common stock.
Net cash provided by financing activities of our continuing operations during the three months ended June 30, 2021 was the result of approximately $1.4 million of cash proceeds from the exercises of stock options.
Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements at June 30, 2022.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 6, Commitments and Contingencies, under the heading “Litigation and Other Contingencies” to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K from the year ended March 31, 2022, filed with the SEC on June 1, 2022. Refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 1, 2022, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer
On August 9, 2012, our Board of Directors approved a stock repurchase program pursuant to which we could acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the program, we could repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and could also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan was in place. There was no guarantee as to the exact number of shares that would be repurchased. We could modify or terminate the repurchase program at any time without prior notice.
On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From inception of the 2012 stock repurchase program on August 9, 2012 through its retirement on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of June 30, 2022, these repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors retired the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows, to the extent such a 10b5-1 plan is in place. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. As of June 30, 2022, we have repurchased 0.3 million shares for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share, and approximately $9.1 million remains available for the repurchase of our common stock under our current program.
Information regarding the repurchase of common stock during the three months ended June 30, 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2022 to April 30, 2022	—	—	—
May 1, 2022 to May 31, 2022	—	—	—
June 1, 2022 to June 30, 2022	300,000	2.90	300,000
Total	300,000	2.90	300,000	9,100,000
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

Date: August 4, 2022	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)