Form 10-Q
period 2022-09-30
ITERIS, INC.
filed 2022-11-08
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, there were 42,639,121 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. ClearGuide®, ClearMobility®, Iteris®, Vantage® and VantageLive!® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Balance Sheets
(In thousands, except par values)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,991	$23,689
Restricted cash	141	120
Trade accounts receivable, net of allowance for doubtful accounts of $907 and $903 at September 30, 2022 and March 31, 2022, respectively	26,540	25,628
Unbilled accounts receivable	11,139	10,870
Inventories	12,874	7,980
Prepaid expenses and other current assets	3,597	4,076
Total current assets	62,282	72,363
Property and equipment, net	1,462	1,392
Right-of-use assets	9,415	11,382
Intangible assets, net	10,824	11,780
Goodwill	28,340	28,340
Other assets	1,096	1,120
Noncurrent assets of discontinued operations	—	6
Total assets	$113,419	$126,383
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$14,796	$11,926
Accrued payroll and related expenses	10,550	11,409
Accrued liabilities	5,451	5,623
Deferred revenue	5,381	6,566
Current liabilities of discontinued operations	—	163
Total current liabilities	36,178	35,687
Lease liabilities	8,716	10,763
Deferred income taxes	378	337
Unrecognized tax benefits	78	105
Other long-term liabilities	2,590	2,456
Noncurrent liabilities of discontinued operations	—	172
Total liabilities	47,940	49,520
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2022 and March 31, 2022
Issued and outstanding shares — 42,640 at September 30, 2022 and 42,416 at March 31, 2022	4,265	4,242
Treasury Stock	(884)	—
Additional paid-in capital	188,459	186,720
Accumulated deficit	(126,361)	(114,099)
Total stockholders' equity	65,479	76,863
Total liabilities and stockholders' equity	$113,419	$126,383
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Product revenues	$20,788	$17,736	$37,169	$35,762
Service revenues	18,471	15,511	35,757	31,570
Total revenues	39,259	33,247	72,926	67,332
Cost of product revenues	20,026	8,983	31,683	18,540
Cost of service revenues	12,682	13,134	24,533	23,569
Cost of revenues	32,708	22,117	56,216	42,109
Gross profit	6,551	11,130	16,710	25,223
Operating expenses:
General and administrative	4,978	6,107	11,405	12,497
Sales and marketing	5,674	4,895	10,872	9,482
Research and development	2,173	1,829	4,309	3,594
Amortization of intangible assets	651	668	1,319	1,336
Restructuring charges	—	—	707	—
Total operating expenses	13,476	13,499	28,612	26,909
Operating loss	(6,925)	(2,369)	(11,902)	(1,686)
Non-operating income (expense):
Other income, net	117	30	94	48
Interest income (expense), net	(300)	1	(332)	4
Loss from continuing operations before income taxes	(7,108)	(2,338)	(12,140)	(1,634)
(Provision) benefit for income taxes	(289)	249	(122)	174
Net loss from continuing operations	(7,397)	(2,089)	(12,262)	(1,460)
Loss from discontinued operations before gain on sale, net of tax	—	(58)	—	(76)
Net loss from discontinued operations, net of tax	—	(58)	—	(76)
Net loss	$(7,397)	$(2,147)	$(12,262)	$(1,536)

Loss per share - basic and diluted:
Loss per share from continuing operations	$(0.17)	$(0.05)	$(0.29)	$(0.03)
Loss per share from discontinued operations	—	—	—	—
Net loss per share	$(0.17)	$(0.05)	$(0.29)	$(0.03)

Shares used in basic and diluted per share calculations	42,288	42,282	42,334	42,079

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Cash Flows
(In thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(12,262)	$(1,536)
Less: Net loss from discontinued operations	—	(76)
Net loss from continuing operations	(12,262)	(1,460)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Project loss	—	3,394
Right-of-use asset non-cash expense	2,122	1,329
Deferred income taxes	14	(360)
Depreciation of property and equipment	308	426
Stock-based compensation	1,544	1,628
Amortization of intangible assets	1,626	1,618
Loss on disposal of equipment	—	6
Changes in operating assets and liabilities, net of effects of discontinued operation and acquisition:
Trade accounts receivable	(912)	(2,729)
Unbilled accounts receivable and deferred revenue	(1,320)	(431)
Inventories	(4,894)	(983)
Prepaid expenses and other assets	503	(1,208)
Trade accounts payable and accrued expenses	1,123	(906)
Operating lease liabilities	(1,486)	(1,743)
Net cash used in operating activities - continuing operations	(13,634)	(1,419)
Net cash used in operating activities - discontinued operations	(329)	(49)
Net cash used in operating activities	(13,963)	(1,468)
Cash flows from investing activities
Purchases of property and equipment	(378)	(336)
Maturities of investments	—	3,100
Capitalized software development costs	(670)	(1,275)
Net cash provided by (used in) investing activities - continuing operations	(1,048)	1,489
Net cash provided by investing activities - discontinued operations	—	1,450
Net cash provided by (used in) investing activities	(1,048)	2,939
Cash flows from financing activities
Proceeds from stock option exercises	45	1,407
Proceeds from ESPP purchases	232	239
Tax withholding payments for net share settlements of restricted stock units	(59)	(179)
Repurchases of common stock	(884)	—
Net cash provided by (used in) financing activities	(666)	1,467
Increase (decrease) in cash, cash equivalents and restricted cash	(15,677)	2,938
Cash, cash equivalents and restricted cash at beginning of period	23,809	25,468
Cash, cash equivalents and restricted cash at end of period	$8,132	$28,406
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$—	$165
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$155	$1,744
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Stockholders’ Equity
(In thousands)

	THREE AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	42,416	$4,242	—	—	$186,720	$(114,099)	$76,863
Stock option exercises	1	—	—	—	1	—	1
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	4	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	848	—	848
Treasury stock purchases	—	—	300	(884)	—	—	(884)
Net loss	—	—	—	—	—	(4,865)	(4,865)
Balance at June 30, 2022	42,421	$4,242	300	(884)	$187,593	$(118,964)	$71,987
Stock option exercises	27	$3	—	—	$41	$—	$44
Issuance of shares pursuant to Employee Stock Purchase Plan	84	$9	—	—	$223	$—	$232
Stock-based compensation	—	$—		—	$696	$—	$696
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	108	$11	—	—	$(94)	$—	$(83)
Net loss	—	—	—	—	—	(7,397)	(7,397)
Balance at September 30, 2022	42,640	4,265	300	(884)	188,459	(126,361)	65,479

	THREE AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	41,687	$4,170	—	—	$181,828	$(107,019)	$78,979
Stock option exercises	473	47	—	—	1,328	—	1,375
Stock-based compensation	—	—	—	—	794	—	794
Net income	—	—	—	—	—	611	611
Balance at June 30, 2021	42,160	$4,217	—	—	$183,950	$(106,408)	$81,759
Stock option exercises	15	$1	—	—	$31	$—	$32
Issuance of shares pursuant to Employee Stock Purchase Plan	44	$4	—	—	$235	$—	$239
Stock-based compensation	—	$—	—	—	$834	$—	$834
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	114	$12	—	—	$(191)	$—	$(179)
Net income	—	—	—	—	—	(2,147)	(2,147)
Balance at September 30, 2021	42,333	4,234	—	—	184,859	(108,555)	80,538

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2022
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions. Our cloud-enabled end-to-end solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone. As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, products and software-as-a-service ("SaaS") offerings represent a comprehensive range of ITS solutions that we distribute to customers throughout the U.S. and internationally. We believe our solutions increase safety and decrease congestion within our communities, while also reducing urban emissions and other negative environmental conditions. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and performance analytics systems in the transportation infrastructure market and we are always exploring strategic alternatives intended to optimize the value of our Company. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
Recent Developments
COVID-19 Update

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than 27 months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the global economy. Despite increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates continue to fluctuate and federal, state and local government requirements are likely to remain fluid. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. We have not had any facility closures due to the Pandemic, but we have experienced supply chain and work delays on certain projects. Should such delays continue or worsen or should longer-term budgets or priorities of our clients be impacted, the Pandemic could further negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the Pandemic, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
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

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have increased inventory levels. In the event demand doesn't materialize, we would need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components at any price, even from third-party brokers, to meet customer demand, resulting in high levels of unshippable backlog. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future. The Company increased inventory by approximately $4.9 million during the six months ended September 30, 2022 which was a planned increase in inventory as part of the Company's supply chain strategy. During the three months ended September 30, 2022, inventory decreased from June 30, 2022 by a net $0.5 million and we had working capital of approximately $26.0 million as of September 30, 2022. The cash flow used in operating activities of our continuing operations was approximately $13.6 million which was primarily driven by the planned increase in inventory and the re-design of certain circuit boards as part of the Company’s supply chain strategy to help assure the Company has product and raw materials to satisfy customer demand, and the net operating loss as a result of higher inventory component costs related to the global supply chain constraints. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and by accumulating inventory in the first two quarters of fiscal year 2023. The increase in inventory purchases and in particular components purchased in the secondary markets will be curtailed and the Company does not expect to continue to accumulate inventory in the future, in the same magnitude, in future periods. However, we may remain supply-constrained beyond the fiscal quarter ended September 30, 2022. If such efforts are not successful for the foreseeable future, the Company may need to further adjust its operations to have sufficient liquidity.
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
The Pandemic has had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility has remained open throughout the Pandemic, easing of Pandemic restrictions imposed by local and state authorities have allowed a larger portion of our workforce to return to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. Additionally, we have been able to timely file financial reports. We believe we have the infrastructure to efficiently work remotely during the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.
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
Restructuring Activities
To help offset recent increases in supply chain costs, on May 12, 2022, the Board of Directors of Iteris, Inc. approved additional restructuring activities to better position the Company for increased profitability and growth. During the three months ended June 30, 2022, the Company incurred approximately $0.7 million related to employee separation costs in relation to these activities which were included in restructuring charges on the unaudited condensed statement of operations. The Company did not incur any separation costs for the three months ended September 30, 2022. Refer to Note 3, Restructuring Activities, for more information.
Basis of Presentation
Our unaudited condensed financial statements have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Fiscal 2022”), filed with the SEC on June 1, 2022. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for Fiscal 2023 or any other periods.
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of September 30, 2022 and March 31, 2022, there was approximately $0.6 million and $0.6 million, respectively, of contract fulfillment costs, which are presented in the accompanying unaudited condensed balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2022 and March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
We currently have, and historically have had, a diverse customer base. For the three and six month periods ended September 30, 2022 and 2021, no individual customer represented greater than 10% of our total revenues. As of September 30, 2022, one individual customer represented greater than 10% of our total accounts receivable, with a balance comprising 14.1% of our total accounts receivable. As of March 31, 2022, no individual customer represented greater than 10% of our total accounts receivable.
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
As of each of September 30, 2022 and March 31, 2022, restricted cash was $0.1 million and $0.1 million, respectively, consisting of cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (See Note 8, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed statements of cash flows consist of the following (in thousands):

	September 30, 2022	March 31, 2022
Cash and cash equivalents	$7,991	$23,689
Restricted cash	141	120
	$8,132	$23,809
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
Goodwill and Long-Lived Assets
We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. In prior years the Company had two operating and reportable segments, Roadway Sensors ("RWS") and Transportation Systems ("SYS"), which also represented the reporting units for purposes of goodwill impairment testing. In Fiscal 2021, in conjunction with the re-organization as described in Note 10, Business Segments, the Company also reassessed the reporting unit conclusion and determined that there are three reporting units and a single operating and reportable segment. As of September 30, 2022, there were no indicators of goodwill impairment.
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
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of September 30, 2022, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Comprehensive Income (Loss)
The difference between net income (loss) and comprehensive income (loss) was de minimis for the three and six months ended September 30, 2022 and September 30, 2021.
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
2.Supplemental Financial Information
Inventories

The following table presents details of our inventories, net of reserves:

	September 30, 2022	March 31, 2022
	(In thousands)
Raw materials	$10,241	$5,680
Work in process	148	200
Finished goods	2,485	2,100
	$12,874	$7,980
Property and Equipment
The following table presents details of our property and equipment, net:

	September 30, 2022	March 31, 2022
	(In thousands)
Equipment	$6,701	$6,825
Leasehold improvements	848	3,117
Accumulated depreciation	(6,087)	(8,550)
	$1,462	$1,392
Depreciation expense was approximately $0.2 million and $0.3 million for the three and six months ended September 30, 2022, respectively, and approximately $0.2 million and $0.4 million for the three and six months ended September 30, 2021, respectively. Approximately $0.1 million and $0.1 million of the depreciation expense was recorded to cost of revenues, and approximately $0.1 million and $0.2 million was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three and six month periods ended September 30, 2022. Approximately $0.0 million and $0.1 million of the depreciation expense was recorded to cost of revenues, and approximately $0.1 million and $0.3 million was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three and six month periods ended September 30, 2021. During the three and six months ended September 30, 2022, approximately $2.3 million of fully depreciated leasehold improvements and approximately $0.5 million of fully depreciated equipment that were no longer in use were disposed of.

Intangible Assets
The following table presents details of our net intangible assets:

	September 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(2,982)	$2,004	$4,986	$(2,519)	$2,467
Customer contracts / relationships	9,550	(3,665)	5,885	9,550	(2,959)	6,591
Trade names and non-compete agreements	782	(770)	12	782	(753)	29
Capitalized software development costs	6,570	(3,647)	2,923	5,900	(3,207)	2,693
Total	$21,888	$(11,064)	$10,824	$21,218	$(9,438)	$11,780

Amortization expense for intangible assets subject to amortization was approximately $0.8 million and $1.6 million for the three and six month periods ended September 30, 2022, respectively, and $0.8 million and $1.6 million for the three and six month periods ended September 30, 2021, respectively. Approximately $0.2 million and $0.3 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.7 million and $1.3 million, was recorded to amortization expense, respectively, in the unaudited condensed statements of operations for the three and six months ended September 30, 2022. Approximately $0.1 million and $0.3 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.7 million and $1.3 million, was recorded to amortization expense, respectively, in the unaudited condensed statements of operations for the three and six months ended September 30, 2021.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.
As of September 30, 2022, future estimated amortization expense was as follows:

Year Ending March 31,
(In thousands)
2023	$1,544
2024	2,993
2025	2,512
2026	1,296
2027	1,095
Thereafter	1,372
$10,812
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed balance sheets. The following table presents activity related to the warranty reserve:

Warranty Reserve Activity	Six Months Ended September 30,
	2022	2021
	(In thousands)
Balance at beginning of fiscal year	$616	$569
Additions charged to cost of sales	104	148
Warranty claims	(67)	(55)
Balance at end of reporting period	$653	$662

Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net loss from continuing operations	$(7,397)	$(2,089)	$(12,262)	$(1,460)
Net loss from discontinued operations, net of tax	—	(58)	—	(76)
Net loss	$(7,397)	$(2,147)	$(12,262)	$(1,536)
Denominator:
Weighted average common shares used in basic computation	$42,288	42,282	$42,334	42,079
Dilutive stock options	—	—	—	—
Weighted average common shares used in diluted computation	$42,288	42,282	$42,334	42,079
Basic and diluted:
Net loss per share from continuing operations:	$(0.17)	$(0.05)	$(0.29)	$(0.03)
Net loss per share from discontinued operations:	$—	$—	$—	$—
Net loss per share	$(0.17)	$(0.05)	$(0.29)	$(0.03)
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Stock options	5,534	90	5,626	58
Restricted stock units	345	356	395	178
3.Restructuring Activities
On May 12, 2022, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth. During the three and six months ended September 30, 2022, the Company incurred approximately $0.0 million and $0.7 million, respectively, related to employee separation costs in relation to these activities which were included in restructuring charges on the unaudited condensed statement of operations.

As of September 30, 2022, we have accrued approximately $0.5 million for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed balance sheet. The restructuring activities during the three and six month periods ended September 30, 2022 were as follows (in thousands):

Balance at March 31, 2022	$—
Charged to expenses	707
Cash payments	(19)
Balance at June 30, 2022	$688
Cash payments	(149)
Balance at September 30, 2022	$539

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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2022 or March 31, 2022. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. As a result of the re-organization completed in April 2021, as discussed in Note 10, Business Segments, the Company reallocated goodwill to the three new reporting units. No non-financial assets were measured at fair value at September 30, 2022 and March 31, 2022.
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of September 30, 2022
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,315	$(283)	$129	$1,161
Total	$1,315	$(283)	$129	$1,161

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,318	$(277)	$138	$1,179
Subtotal	1,318	(277)	138	1,179
Level 3:
Contingent consideration (3)	255	—	—	255
Subtotal	255	—	—	255
Total	$1,573	$(277)	$138	$1,434

	As of March 31, 2022
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Money market funds	$71	$—	$—	$71
Securities held in deferred compensation plan (1)	998	(106)	73	965
Subtotal	1,069	(106)	73	1,036

Level 2:
Commercial paper	7,499	—	—	7,499
US Treasuries	7,798	—	—	7,798
Subtotal	15,297	—	—	15,297
Total	$16,366	$(106)	$73	$16,333

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,013	$(106)	$72	$979
Subtotal	1,013	(106)	72	979
Level 3:
Contingent consideration (3)	600	—	—	600
Subtotal	600	—	—	600
Total	$1,613	$(106)	$72	$1,579
(1) Included in prepaid expenses and other current assets on the Company’s balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s balance sheet.
(3) Included short-term portion in accrued liabilities and long-term portion in other long-term liabilities on the Company’s balance sheet. As of September 30, 2022, the balance of contingent consideration was all short-term and included in accrued liabilities on the Company's balance sheet.

In accordance with the terms of the acquisition of the assets of TrafficCast completed on December 7, 2020, contingent consideration relating to an earnout of up to $1.0 million was recorded at its fair value of $0.6 million, of which $0.3 million was paid on April 1, 2022. As of September 30, 2022, the current fair value remaining is $0.3 million and is due on March 31, 2023, if earned. The contingent consideration representing Level 3 fair value measurement was prepared using the following assumptions:

Assumptions
Risk free rate	0.14%
Counter party risk premium	8.20%
Revenue WACC	5.10%
Revenue volatility	25.00%

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of September 30, 2022.
5.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three and six months ended September 30, 2022 was approximately $0.3 million and $0.1 million, or (3.9)% and (1.0)%, respectively, of pre-tax loss, as compared with a benefit of approximately $0.2 million and $0.2 million, or 11.2% and 11.4%, respectively, of pre-tax loss for the three and six months ended September 30, 2021.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2022. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of September 30, 2022.
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
The table below presents lease-related assets and liabilities recorded on the unaudited condensed balance sheet as follows:

	Classification	September 30, 2022
		(In thousands)
Assets
Operating lease right-of-use-assets - continuing operations	Right-of-use assets	$9,415
Total operating lease right-of-use-assets		$9,415

Liabilities
Operating lease liabilities (short-term) - continuing operations	Accrued liabilities	$2,263
Operating lease liabilities (long-term) - continuing operations	Lease liabilities	8,716
Total lease liabilities		$10,979
Lease Costs

We recorded approximately $0.6 million and $1.3 million of lease costs in on our unaudited condensed statements of operations for the three and six months ended September 30, 2022 as compared to approximately $0.7 million and $1.4 million for the three and six months ended September 30, 2021. The Company currently has no variable lease costs. The Company recorded a de minimis amount of sublease income for both the three and six months ended September 30, 2022 and September 30, 2021, which was included in loss from discontinued operations on the unaudited condensed statement of operations.
Supplemental Information
The table below presents supplemental information related to operating leases during the six months ended September 30, 2022 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$706
Weighted average remaining lease term (in years)	4.32
Weighted average discount rate	4.8%
Maturities of Lease Liabilities
Maturities of lease liabilities as of September 30, 2022 were as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2023	$1,373
2024	2,657
2025	2,428
2026	2,143
2027	2,178
Thereafter	1,491
Total lease payments	12,270
Less imputed interest	(1,291)
Present value of future lease payments	10,979
Less current obligations under leases	(2,263)
Long-term lease obligations	$8,716

8.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At September 30, 2022, there were approximately 3,259,600 shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.8 million as of September 30, 2022.
Stock Options
A summary of activity with respect to our stock options for the six months ended September 30, 2022 is as follows:

	Options	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2022	5,943	$4.32
Granted	20	2.96
Exercised	(28)	1.59
Forfeited	(114)	5.18
Expired	(10)	1.61
Options outstanding at September 30, 2022	5,811	4.31
Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2022 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2022	451	$4.12
Granted	100	3.21
Vested	(144)	5.28
Forfeited	(42)	5.23
RSUs outstanding at September 30, 2022	365	3.28
Performance Stock Units
The Company has granted a total "target" number of 219,501 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2022	115	$6.33
Granted	87	3.09
Forfeited	—	—
PSUs outstanding at September 30, 2022	202	4.93
As of September 30, 2022, a total of 19,855 PSUs had vested under this program but they had not been issued because the three-year performance period has not yet elapsed. If cessation of service of a recipient should occur prior to the end of the three-year period, that recipient's vested PSUs will be forfeited.
Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Cost of revenues	$78	$51	$142	$108
General and administrative expense	347	659	965	1,275
Sales and marketing	116	73	194	143
Research and development expense	155	51	243	102
Total stock-based compensation	$696	$834	$1,544	$1,628
As of September 30, 2022, there was approximately $3.4 million, $0.2 million and $0.4 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.4 years for stock options, 2.8 years for RSUs and 1.8 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. In July 2022, 84,426 shares related to the first offering period of Fiscal 2023 were purchased. In July 2021, 44,449 shares related to the first offering period of Fiscal 2022 were purchased. The ESPP is considered a non-compensatory plan and accordingly, no compensation expense is recorded in connection with this benefit.
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
On November 6, 2014, the Board approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From the inception of the 2012 stock repurchase program on August 9, 2012 through its retirement on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of September 30, 2022, these repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors retired the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. No shares were repurchased during the three months ended September 30, 2022. During the six months ended September 30, 2022, we repurchased 0.3 million shares, for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share. As of September 30, 2022 approximately $9.1 million remained available for the repurchase of our common stock under our current program.
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

11.Long-Term Debt

On January 25, 2022, Iteris, Inc., entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, as agent.

The Credit Agreement provided for a $20 million revolving credit facility with a maturity date of January 24, 2026. In addition, the Company had the ability from time to time to increase the revolving commitments up to an additional aggregate amount not to exceed $40 million, subject to receipt of lender commitments and certain conditions precedent. The Credit Agreement that evidenced the facility contained customary representations, warranties, covenants, and events of default. The Credit Agreement was collateralized by substantially all of our property and assets, including intellectual property. The Credit Agreement also contained certain restrictions and covenants that required the Company to maintain, on an ongoing basis, (i) a leverage ratio of no greater than 3.00 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. The leverage ratio also determined the applicable interest rate under the Credit Agreement. Borrowings under the revolving credit facility accrued interest at a rate equal to either Secured Overnight Financing Rate ("SOFR") or a specified base rate, at the Company’s option, plus an applicable margin. The applicable margins ranged from 2.00% to 2.80% per annum for SOFR loans and 1.00% to 1.80% per annum for base rate loans. The revolving credit facility was subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, that was dependent on the Company’s leverage ratio.

On September 12, 2022, the Company voluntarily terminated the Credit Agreement and expensed the remaining capitalized deferred financing costs. The Company had not borrowed against the Credit Agreement since its inception, but the Company continued to incur customary fees thereunder prior to this termination. In connection with the termination of the Credit Agreement, all liens securing such obligations and guarantees of such obligations were released. Amortization of the deferred financing costs and commitment fees on the unused revolving credit facility commitments of $0.3 million are included in Interest Income (Expense), net on the unaudited condensed statement of operations. As of September 30, 2022, no amounts of capitalized deferred financing costs remained.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plan(s),” “should,” “will,” “may,” "might," “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, statements concerning any potential future impact of the COVID-19 pandemic on our business, the impact of any current or future litigation, the impact of recent accounting pronouncements, the impact of current supply chain constraints, the applications for and acceptance of our products and services, the status of our facilities and product development. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. We encourage you to carefully review and consider the various disclosures made by us which describe certain factors which could affect our business, including in “Risk Factors” set forth in Part II. Item 1A of this report, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
Recent Developments
Impact of COVID-19 on Our Business

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. More than 27 months into the Pandemic, COVID-19 continues to have an unpredictable and unprecedented impact on the global economy. Despite increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates continue to fluctuate and federal, state and local government requirements are likely to remain fluid. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. Due to the Pandemic, we have experienced supply chain and work delays on certain projects. Should such conditions continue or worsen or should longer-term budgets or priorities of our clients be impacted, the Pandemic could further negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the Pandemic, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
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
Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have increased inventory levels. In the event demand doesn't materialize, we would need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, at any price, to meet customer demand, resulting in high levels of unshippable backlog. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future. The Company increased inventory by approximately $4.9 million during the six months ended September 30, 2022 which was a planned increase in inventory as part of the Company's supply chain strategy. During the three months ended September 30, 2022, inventory decreased from June 30, 2022 by a net $0.5 million and we had working capital of approximately $26.0 million as of September 30, 2022. The cash flow used in operating activities of our continuing operations was approximately $13.6 million which was primarily driven by the planned increase in inventory and the continued re-design of certain circuit boards as part of the Company’s supply chain strategy to help assure the Company has product and raw materials to satisfy customer demand, and the net operating loss as a result of higher inventory component costs related to the global supply chain constraints. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and by accumulating inventory in the first two quarters of fiscal year 2023. The increase in inventory purchases and in particular components purchased in the secondary markets will be curtailed and the Company does not expect to continue to accumulate inventory in the future, in the same magnitude, in future periods. However, we may remain supply-constrained beyond the fiscal quarter ended September 30, 2022. If such efforts are not successful for the foreseeable future, the company may need to further adjust its operations to have sufficient liquidity.
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
The Pandemic has had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility has remained open throughout the Pandemic, easing of Pandemic restrictions imposed by local and state authorities has allowed a larger portion of our workforce to return to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. Additionally, we have been able to timely file financial reports. We believe we have the infrastructure to efficiently work remotely during the Pandemic. We do not expect to incur significant costs to safely reopen our facilities to all our employees.
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
As a global leader in smart mobility infrastructure management, our core business also aims to reduce climate impact through our work with public and private-sector partners to increase the efficiency of mobility, which has the benefit of reducing carbon emissions, all as part of our commitment to a cleaner, healthier and more sustainable future. By reducing delays and stops as part of traffic signal timing projects, improving the efficiency of public transit via signal priority programs, reducing time spent roadside for heavy-emitting commercial freight vehicles during inspection, to name just a few examples, our industry-leading portfolio of smart mobility infrastructure management solutions is currently helping cities and states to reduce their carbon footprint. Additionally, we continue to enhance the design of our sensors to withstand increasingly extreme weather conditions.
Non-GAAP Financial Measures

Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, and project loss reserves (“Adjusted EBITDA”) was approximately $(5.2) million and $(7.6) million for the three and six months ended September 30, 2022 as compared to approximately $2.3 million and $5.4 million for the three and six months ended September 30, 2021, respectively.
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
The following financial items have been added back to or subtracted from our net income when calculating Adjusted EBITDA:
•Interest expense. Iteris excludes interest expense because it does not believe this item is reflective of ongoing business and operating results. This amount may be useful to investors for determining current cash flow. For the three and six months ended September 30, 2022, interest expense includes amortization of the remaining capitalized deferred financing costs due to the termination of the Credit Agreement (see Note 11).

•Income tax. This amount may be useful to investors because it represents the taxes that might be payable for the period and the change in deferred taxes during the period, and therefore could reduce cash flow available for use in our business.
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
•Project loss reserves. These expenses consist primarily of expenses incurred to complete a software development contract that will not be recoverable and largely related to previously incurred and capitalized costs for non-recurring engineering activity. Iteris excludes these expenses as it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance.
Reconciliations of net loss from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Net loss from continuing operations	$(7,397)	$(2,089)	$(12,262)	$(1,460)
Income tax expense (benefit)	289	(249)	122	(174)
Depreciation expense	149	194	308	426
Amortization expense	804	815	1,626	1,618
Interest expense	300	—	332	—
Stock-based compensation	696	834	1,544	1,628
Other adjustments:
Restructuring charges	—	—	707	—
Project loss	—	2,805	$—	$3,394
Adjusted EBITDA	$(5,159)	$2,310	$(7,623)	$5,432
Percentage of total revenues	(13.1)%	6.9%	(10.5)%	8.1%

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
Analysis of Quarterly Results from Continuing Operations
The following table presents our total revenues for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		$ Increase (decrease)	% Change
	2022	2021
	(In thousands, except percentages)
Product revenues	$20,788	$17,736	$3,052	17.2%
Service revenues	18,471	15,511	2,960	19.1%
Total revenues	$39,259	$33,247	$6,012	18.1%

	Six Months Ended September 30,		$ Increase (decrease)	% Change
	2022	2021
	(In thousands, except percentages)
Product revenues	$37,169	$35,762	$1,407	3.9%
Service revenues	35,757	31,570	4,187	13.3%
Total revenues	$72,926	$67,332	$5,594	8.3%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended September 30, 2022 increased 17.2% to $20.8 million, as compared to $17.7 million in the corresponding period in the prior year, primarily due to continued strong demand for our hardware solutions.
Service revenues consist of software, managed services, systems integration, and consulting services revenues. In certain instances, the lack of product availability can impact the timing of systems integration projects and associated revenue recognition. Service revenues for the three months ended September 30, 2022 increased 19.1% to $18.5 million, compared to $15.5 million in the corresponding period in the prior year. This increase was due to continued adoption of Iteris' ClearMobility Platform and increased software and managed services revenue. Total annual recurring revenue, which we define as all software and managed services revenue was 25% of total revenue for the three months ended September 30, 2022 and 26% of total revenue for the three months ended September 30, 2021.
Total revenues for the three months ended September 30, 2022 increased 18.1% to $39.3 million, compared to $33.2 million in the corresponding period in the prior year due to the aforementioned reasons.
Product revenues for the six months ended September 30, 2022 increased 3.9% to $37.2 million, as compared to $35.8 million in the corresponding period in the prior year, primarily due to continued strong demand for our hardware solutions, but offset by global supply chain restraints that particularly constrained product shipments in our fiscal 2023 first quarter.
Service revenues for the six months ended September 30, 2022 increased 13.3% to $35.8 million, compared to $31.6 million in the corresponding period in the prior year. This increase was due to continued adoption of Iteris' ClearMobility Platform and increased software and managed services revenue. Total annual recurring revenue, which we define as all software and managed services revenue was 27% of total revenue for the six months ended September 30, 2022 and 25% of total revenue for the six months ended September 30, 2021.
Total revenues for the six months ended September 30, 2022 increased 8.3% to $72.9 million, compared to $67.3 million in the corresponding period in the prior year due to the aforementioned reasons.

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
Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements and are not included in deferred revenue on our balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. In many cases, backlog is less than the sum total contract value of all our customer agreements. We believe backlog is a useful metric for investors, given its relevance to total orders, but there can be no assurances we will recognize revenue from bookings or backlog timely or ever. Total backlog was approximately $111.8 million as of September 30, 2022 compared to approximately $83.4 million as of September 30, 2021.
Gross Profit and Gross Margin
The following tables present details of our gross profit and gross margin for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		$ Increase (decrease)	% Change
	2022	2021
	(In thousands, except percentages)
Product gross profit	$762	$8,753	$(7,991)	(91.3)%
Service gross profit	5,789	2,377	3,412	143.5%
Total gross profit	$6,551	$11,130	$(4,579)	(41.1)%

Product gross margin as a % of product revenues	3.7%	49.4%
Service gross margin as a % of service revenues	31.3%	15.3%
Total gross margin as a % of total revenues	16.7%	33.5%

	Six Months Ended September 30,		$ Increase	% Change
	2022	2021
	(In thousands, except percentages)
Product gross profit	$5,486	$17,222	$(11,736)	(68.1)%
Service gross profit	11,224	8,001	3,223	40.3%
Total gross profit	$16,710	$25,223	$(8,513)	(33.8)%

Product gross margin as a % of product revenues	14.8%	48.2%
Service gross margin as a % of service revenues	31.4%	25.3%
Total gross margin as a % of total revenues	22.9%	37.5%

Our product gross margin as a percentage of product revenues for the three and six months ended September 30, 2022 decreased approximately 4,570 basis points and 3,340 basis points, respectively, compared to the corresponding periods in the prior year. The decline was due to global supply chain constraints that prevented the Company from sourcing certain electronics components (most notably semiconductors) through traditional channels at normal prices. To maintain customer loyalty, increase market penetration, and build buffer stock to reduce future shipping disruptions, the Company sourced various components from electronics brokers (or aftermarket brokers) at elevated prices. Electronics brokers typically require buyers to pay upon receipt, whereas traditional sources offer standard payment terms. While this dynamic impacted working capital and cash flow in the periods, the Company expects these dynamics to renormalize upon the release of new circuit board designs that have qualified components from traditional supplier channels at more reasonable prices. The Company expects to begin shipments of these new circuit boards in the third quarter of fiscal 2023 resulting in improvements in product gross margins.

Our service gross margin as a percentage of service revenues for the three and six months ended September 30, 2022 increased approximately 1,600 basis points and 610 basis points, respectively, as compared to the corresponding periods in the prior year primarily due to the prior year periods including a contractual loss with a customer of $2.8 million and $3.4 million, respectively.

Our total gross margin as a percentage of total revenues for the three and six months ended September 30, 2022 decreased approximately 1,680 basis points and 1,460 basis points, respectively, as compared to the corresponding prior year periods due to the aforementioned reasons.
General and Administrative Expense
General and administrative expense for the three months ended September 30, 2022 decreased approximately 18.5% to $5.0 million, compared to $6.1 million for the three months ended September 30, 2021. General and administrative expense for the six months ended September 30, 2022 decreased approximately 8.7% to $11.4 million, compared to $12.5 million for the six months ended September 30, 2021. The decrease for the three and six months ended September 30, 2022 as compared to the three and six months ended September 30, 2021 was due to cost savings associated with the prior restructuring activities as well as decreased rent, and outside services expenses.
Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2022 increased approximately 15.9% to $5.7 million compared to $4.9 million for the three months ended September 30, 2021. Sales and marketing expense for the six months ended September 30, 2022 increased approximately 14.7% to $10.9 million compared to $9.5 million for the six months ended September 30, 2021. The increase was primarily due to the addition of sales and sales support representatives, resulting in higher compensation and benefit costs.
Research and Development Expense
Research and development expense for the three months ended September 30, 2022 increased approximately 18.8% to $2.2 million, compared to $1.8 million for the three months ended September 30, 2021. Research and development expense for the six months ended September 30, 2022 increased approximately 19.9% to $4.3 million, compared to $3.6 million for the six months ended September 30, 2021. The overall increase was primarily due to the continued investment in research and development activities largely focused on improving our existing software related offerings and the re-design of certain circuit boards as part of the Company's supply chain mitigation program.
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
Amortization of Intangible Assets
Amortization of intangible assets was approximately $0.7 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. Amortization of intangible assets was approximately $1.3 million and $1.3 million for the six months ended September 30, 2022 and 2021, respectively.
Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on our current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three and six months ended September 30, 2022 was approximately $0.3 million and $0.1 million, or (3.9)% and (1.0)%, respectively, of pre-tax loss, as compared with a benefit of approximately $0.2 million and $0.2 million, or 11.2% and 11.4%, respectively, of pre-tax loss for the three and six months ended September 30, 2021.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2022. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. The Company is utilizing the provision of the CARES Act allowing for the deferral of payroll taxes as of September 30, 2022.
Liquidity and Capital Resources
Liquidity Outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of September 30, 2022, we had cash and cash equivalents totaling approximately $8.0 million. Additionally, the Company had working capital of approximately $26.0 million as of September 30, 2022.
As a result of the Pandemic, we have taken and will continue to take action to reduce costs, preserve liquidity and manage our cash flow. Such actions include, but are not limited to reducing our discretionary spending, reducing capital expenditures, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts as needed.
While the impact and duration of the Pandemic on our business is currently uncertain, the situation is expected to be temporary. The Company increased inventory by approximately $4.9 million during the six months ended September 30, 2022, which was a planned increase in inventory as part of the Company's supply chain mitigation program. During the three months ended September 30, 2022, inventory decreased from June 30, 2022, by a net $0.5 million though the Company did replenish certain electronics components in the September 30, 2022 period to maintain buffer stock targets consistent with our supply chain mitigation program.
The cash flow used in operating activities of our continuing operations was approximately $13.6 million which was primarily driven by the planned increase in inventory and the re-design of certain circuit boards as part of the Company’s supply chain mitigation program to help assure the Company has product and raw materials to satisfy customer demand, and the net operating loss is a result of higher inventory component costs for product we shipped in the periods.

The Company's tactics to mitigate the current global supply chain issues included accumulating inventory in the first two quarters of fiscal year 2023 to reduce the risk of customer disruptions while our engineering teams re-design certain circuit boards to accommodate electronic components (primarily semiconductors) that are more readily available through traditional sources at more normal prices. In future periods, the increase in inventory purchases and in particular components purchased in the secondary markets will be curtailed, meaning the Company does not expect to continue to accumulate inventory in the future and in the same magnitude. However, we may remain supply-constrained beyond the fiscal quarter ended September 30, 2022. If such efforts are not successful for the foreseeable future, the Company may need to further adjust its operations to have sufficient liquidity.
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
At September 30, 2022, we had $26.0 million in working capital, excluding current assets and liabilities of discontinued operations, which included $8.0 million in cash and cash equivalents. This compares to working capital of $36.8 million at March 31, 2022, excluding current assets and liabilities of discontinued operations, which included $23.8 million in cash and cash equivalents.

Operating Activities. Net cash used in operating activities of our continuing operations for the six months ended September 30, 2022 of approximately $13.6 million was primarily the result of approximately $5.6 million from non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. This was offset by our net loss from continuing operations of approximately $12.3 million coupled with approximately $7.0 million of outflows due to changes in working capital which was primarily driven by the planned increase in inventory as part of the Company's supply chain mitigation program. The Company does not expect such a large increase in inventory in future periods. The efforts to redesign circuit boards around more readily available parts at lower prices has resulted in new circuit boards that are expected to commence production during the third quarter of fiscal 2023 with the aim of reducing purchases in the broker market at elevated prices and reducing cash outflows related to inventory purchases in future periods. However, if such efforts are not successful for the foreseeable future, the Company may need to further adjust its operations to maintain sufficient liquidity. Net cash used in operating activities from discontinued operations was de minimis.
Net cash used in operating activities of our continuing operations for the six months ended September 30, 2021 of approximately $1.4 million was primarily the result of our net income of approximately $8.0 million in non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. This was offset by our net loss from continuing operations of approximately $1.5 million. Net cash used in operating activities from discontinued operations was de minimis.
Investing Activities. Net cash used in investing activities of our continuing operations during the six months ended September 30, 2022 of approximately $1.0 million was primarily the result of approximately $0.4 million of property and equipment purchases, and approximately $0.7 million of capitalized software development costs. Net cash provided by investing activities from discontinued operations was de minimis.
Net cash provided by investing activities of our continuing operations during the six months ended September 30, 2021 was primarily the result of approximately $3.1 million in proceeds from the sale and maturity of short-term investments offset by approximately $0.3 million of property and equipment purchases, and approximately $1.3 million of capitalized software development costs. Net cash provided by investing activities from discontinued operations was approximately $1.5 million.
Financing Activities. Net cash used in financing activities of our continuing operations during the six months ended September 30, 2022 was the result of approximately $0.9 million of repurchases of common stock.
Net cash provided by financing activities of our continuing operations during the six months ended September 30, 2021 was the result of approximately $1.4 million and $0.2 million of cash proceeds from the exercises of stock options and purchase of ESPP shares, respectively.
Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements at September 30, 2022.
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
On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From inception of the 2012 stock repurchase program on August 9, 2012 through its retirement on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of September 30, 2022, these repurchased shares have been retired and returned to their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors retired the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. As of September 30, 2022, we have repurchased 0.3 million shares for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share. As of September 30, 2022, approximately $9.1 million remained available for the repurchase of our common stock under our current program. No shares were repurchased during the three months ended September 30, 2022.
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

Date: November 8, 2022	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)