Form 10-Q
period 2022-12-31
ITERIS, INC.
filed 2023-02-02
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 1, 2023, there were 42,774,263 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. ClearGuide®, ClearMobility®, Iteris®, Vantage® and VantageLive!® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Balance Sheets
(In thousands, except par values)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,216	$23,689
Restricted cash	277	120
Trade accounts receivable, net of allowance for doubtful accounts of $629 and $903 at December 31, 2022 and March 31, 2022, respectively	24,457	25,628
Unbilled accounts receivable	10,653	10,870
Inventories	12,480	7,980
Prepaid expenses and other current assets	3,432	4,076
Total current assets	61,515	72,363
Property and equipment, net	1,435	1,392
Right-of-use assets	8,834	11,382
Intangible assets, net	10,376	11,780
Goodwill	28,340	28,340
Other assets	1,230	1,120
Noncurrent assets of discontinued operations	—	6
Total assets	$111,730	$126,383
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$14,838	$11,926
Accrued payroll and related expenses	11,028	11,409
Accrued liabilities	5,661	5,623
Deferred revenue	5,019	6,566
Current liabilities of discontinued operations	—	163
Total current liabilities	36,546	35,687
Lease liabilities	8,228	10,763
Deferred income taxes	399	337
Unrecognized tax benefits	79	105
Other long-term liabilities	2,612	2,456
Noncurrent liabilities of discontinued operations	—	172
Total liabilities	47,864	49,520
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2022 and March 31, 2022
Issued and outstanding shares — 42,646 and 42,346, respectively, at December 31, 2022 and 42,416 and 42,416, respectively, at March 31, 2022	4,265	4,242
Treasury stock	(884)	—
Additional paid-in capital	188,895	186,720
Accumulated deficit	(128,410)	(114,099)
Total stockholders' equity	63,866	76,863
Total liabilities and stockholders' equity	$111,730	$126,383
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Product revenues	$22,852	$15,870	$60,021	$51,632
Service revenues	17,834	16,134	53,591	47,704
Total revenues	40,686	32,004	113,612	99,336
Cost of product revenues	15,981	10,389	47,664	28,929
Cost of service revenues	12,885	10,521	37,418	34,090
Cost of revenues	28,866	20,910	85,082	63,019
Gross profit	11,820	11,094	28,530	36,317
Operating expenses:
General and administrative	5,499	5,936	16,904	18,433
Sales and marketing	5,780	4,637	16,652	14,119
Research and development	2,047	1,851	6,356	5,445
Amortization of intangible assets	651	668	1,970	2,004
Restructuring charges	—	—	707	—
Total operating expenses	13,977	13,092	42,589	40,001
Operating loss	(2,157)	(1,998)	(14,059)	(3,684)
Non-operating income (expense):
Other income (expense), net	135	(33)	229	15
Interest income (expense), net	—	4	(332)	8
Loss from continuing operations before income taxes	(2,022)	(2,027)	(14,162)	(3,661)
Provision for income taxes	(27)	(375)	(149)	(201)
Net loss from continuing operations	(2,049)	(2,402)	(14,311)	(3,862)
Loss from discontinued operations before gain on sale, net of tax	—	(28)	—	(104)
Net loss from discontinued operations, net of tax	—	(28)	—	(104)
Net loss	$(2,049)	$(2,430)	$(14,311)	$(3,966)

Loss per share - basic and diluted:
Loss per share from continuing operations	$(0.05)	$(0.06)	$(0.34)	$(0.09)
Loss per share from discontinued operations	—	—	—	—
Net loss per share	$(0.05)	$(0.06)	$(0.34)	$(0.09)

Shares used in basic and diluted per share calculations	42,341	42,333	42,336	42,164

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Cash Flows
(In thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,311)	$(3,966)
Less: Net loss from discontinued operations	—	(104)
Net loss from continuing operations	(14,311)	(3,862)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Project loss	—	3,394
Right-of-use asset non-cash expense	2,839	1,871
Deferred income taxes	36	(525)
Depreciation of property and equipment	461	629
Stock-based compensation	1,982	2,396
Amortization of intangible assets	2,396	2,428
Loss on disposal of equipment	8	120
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	1,171	(1,426)
Unbilled accounts receivable and deferred revenue	(1,174)	(555)
Inventories	(4,500)	(1,818)
Prepaid expenses and other assets	534	(1,001)
Trade accounts payable and accrued expenses	1,809	(1,758)
Operating lease liabilities	(2,066)	(1,922)
Net cash used in operating activities - continuing operations	(10,815)	(2,029)
Net cash used in operating activities - discontinued operations	(329)	(81)
Net cash used in operating activities	(11,144)	(2,110)
Cash flows from investing activities
Purchases of property and equipment	(512)	(336)
Maturities of investments	—	3,100
Capitalized software development costs	(992)	(1,339)
Net cash provided by (used in) investing activities - continuing operations	(1,504)	1,425
Net cash provided by investing activities - discontinued operations	—	1,500
Net cash provided by (used in) investing activities	(1,504)	2,925
Cash flows from financing activities
Proceeds from stock option exercises	45	1,330
Proceeds from ESPP purchases	232	239
Tax withholding payments for net share settlements of restricted stock units	(61)	(179)
Repurchases of common stock	(884)	—
Net cash provided by (used in) financing activities	(668)	1,390
Increase (decrease) in cash, cash equivalents and restricted cash	(13,316)	2,205
Cash, cash equivalents and restricted cash at beginning of period	23,809	25,468
Cash, cash equivalents and restricted cash at end of period	$10,493	$27,673
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$—	$165
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$291	$2,452
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Stockholders’ Equity
(In thousands)

	THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	42,416	$4,242	—	—	$186,720	$(114,099)	$76,863
Stock option exercises	1	—	—	—	1	—	1
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	4	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	848	—	848
Treasury stock purchases	—	—	300	(884)	—	—	(884)
Net loss	—	—	—	—	—	(4,865)	(4,865)
Balance at June 30, 2022	42,421	$4,242	300	(884)	$187,593	$(118,964)	$71,987
Stock option exercises	27	$3	—	—	$41	$—	$44
Issuance of shares pursuant to Employee Stock Purchase Plan	84	$9	—	—	$223	$—	$232
Stock-based compensation	—	$—	—	—	$696	$—	$696
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	108	$11	—	—	$(94)	$—	$(83)
Net loss	—	—	—	—	—	(7,397)	(7,397)
Balance at September 30, 2022	42,640	$4,265	300	(884)	$188,459	$(126,361)	$65,479
Stock-based compensation	—	—	—	—	438	—	438
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	6	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(2,049)	(2,049)
Balance at December 31, 2022	42,646	4,265	300	(884)	188,895	(128,410)	63,866

	THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	41,687	$4,170	—	—	$181,828	$(107,019)	$78,979
Stock option exercises	473	47	—	—	1,328	—	1,375
Stock-based compensation	—	—	—	—	794	—	794
Net income	—	—	—	—	—	611	611
Balance at June 30, 2021	42,160	$4,217	—	—	$183,950	$(106,408)	$81,759
Stock option exercises	15	$1	—	—	$31	$—	$32
Issuance of shares pursuant to Employee Stock Purchase Plan	44	$4	—	—	$235	$—	$239
Stock-based compensation	—	$—	—	—	$834	$—	$834
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	114	$12	—	—	$(191)	$—	$(179)
Net loss	—	—	—	—	—	(2,147)	(2,147)
Balance at September 30, 2021	42,333	4,234	—	—	184,859	(108,555)	80,538
Stock option exercises	1	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	768	—	768
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,430)	(2,430)
Balance at December 31, 2021	42,334	4,234	—	—	185,550	(110,985)	78,799

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Financial Statements
December 31, 2022
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively in this report as "Iteris," the "Company," "we," "our," and "us") is a provider of smart mobility infrastructure management solutions. Our cloud-enabled end-to-end solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone. As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, products and software-as-a-service ("SaaS") offerings represent a comprehensive range of ITS solutions that we distribute to customers throughout the U.S. and internationally. We believe our solutions increase safety and decrease congestion within our communities, while also reducing urban emissions and other negative environmental conditions. We continue to make significant investments to leverage our existing technologies and further expand both our advanced detection sensors and mobility analytics software and related data sets for transportation and infrastructure management. Additionally, we are always exploring strategic alternatives intended to optimize the value of our Company. Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
Recent Developments
COVID-19 Update

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. COVID-19 continues to have an unpredictable and unprecedented impact on the global economy. Though there has been a trend of increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates continue to fluctuate and federal, state and local government regulations continue to rapidly change. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. We have not had any facility closures due to the Pandemic, but we have experienced supply chain and work delays on certain projects. Should such delays continue or worsen or should longer-term budgets or priorities of our clients be impacted, the Pandemic could further negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the Pandemic, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
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

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have increased inventory levels. In the event demand doesn't materialize, we would need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components at any price, even from third-party brokers, to meet customer demand, resulting in high levels of backlog that we were unable to ship. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future.

Due to the supply chain environment, the Company increased inventory by approximately $4.5 million during the nine months ended December 31, 2022 as part of the Company's supply chain strategy. During the three months ended December 31, 2022, inventory decreased from September 30, 2022 by a net $0.4 million and we had working capital of approximately $24.7 million as of December 31, 2022. The cash flow used in operating activities of our continuing operations was approximately $10.8 million, resulting in $2.8 million of cash provided by continuing operations during the three months ended December 31, 2022. Cash used during the fiscal year was primarily driven by the planned increase in inventory and the re-design of certain circuit boards as part of the Company’s supply chain strategy to help assure the Company has enough product to satisfy customer demand, and the net operating loss as a result of higher inventory component costs related to the global supply chain constraints. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and by accumulating inventory in the first two quarters of fiscal year 2023. The increase in inventory purchases and in particular components purchased in the secondary markets has been curtailed, and the Company does not expect to continue to accumulate inventory in the future, in the same magnitude, in future periods. However, we might encounter additional supply-chain constraints in the future. If we do, the Company may need to further adjust its operations to have sufficient liquidity.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company applied certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. Refer to Note 5, Income Taxes, for more information.
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
Restructuring Activities
To help offset recent increases in supply chain costs, on May 12, 2022, the Board of Directors of Iteris, Inc. approved additional restructuring activities to better position the Company for increased profitability and growth. The Company incurred employee separation costs in relation to these activities, which were included in restructuring charges on the unaudited condensed statement of operations. Refer to Note 3, Restructuring Activities, for more information.
Basis of Presentation
Our unaudited condensed financial statements have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Fiscal 2022”), filed with the SEC on June 1, 2022. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for Fiscal 2023 or any other periods.
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

Revenue Recognition
Product revenue related contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term. These purchase orders are generally short-term in nature. Product revenue is recognized at a point in time upon shipment or upon customer receipt of the product, depending on shipping terms. The Company determined that this method best represents the transfer of goods as transfer of control typically occurs upon shipment or upon customer receipt of the product.
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. There were approximately $0.6 million of contract fulfillment costs as of each of December 31, 2022 and March 31, 2022, which are presented in the accompanying unaudited condensed balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2022 and March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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

Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with two financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high quality financial institutions, and therefore are believed to have minimal credit risk.
Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe and South America. We generally do not require collateral or other security from our domestic customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.
We currently have, and historically have had, a diverse customer base. For the three and nine months ended December 31, 2022 and 2021, no individual customer represented greater than 10% of our total revenues. As of December 31, 2022 and March 31, 2022, no individual customer represented greater than 10% of our total accounts receivable.
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
As of December 31, 2022 and March 31, 2022, restricted cash was $0.3 million and $0.1 million, respectively, consisting of cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (See Note 8, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed statements of cash flows consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$10,216	$23,689
Restricted cash	277	120
	$10,493	$23,809
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
Goodwill and Long-Lived Assets
We perform an annual qualitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required; if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. In prior years the Company had two operating and reportable segments, Roadway Sensors ("RWS") and Transportation Systems ("SYS"), which also represented the reporting units for purposes of goodwill impairment testing. In Fiscal 2021, in conjunction with the re-organization as described in Note 10, Business Segments, the Company also reassessed the reporting unit conclusion and determined that there are three reporting units and a single operating and reportable segment. As of December 31, 2022, there were no indicators of goodwill impairment.
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
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of December 31, 2022, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Comprehensive Income (Loss)
The difference between net income (loss) and comprehensive income (loss) was de minimis for the three and nine months ended December 31, 2022 and December 31, 2021.
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

2.Supplemental Financial Information
Inventories
The following table presents details of our inventories, net of reserves:

	December 31, 2022	March 31, 2022
	(In thousands)
Raw materials	$8,360	$5,680
Work in process	236	200
Finished goods	3,884	2,100
	$12,480	$7,980
Property and Equipment
The following table presents details of our property and equipment, net:

	December 31, 2022	March 31, 2022
	(In thousands)
Equipment	$6,343	$6,825
Leasehold improvements	824	3,117
Accumulated depreciation	(5,732)	(8,550)
	$1,435	$1,392
Depreciation expense was approximately $0.2 million and $0.5 million for the three and nine months ended December 31, 2022, respectively, and approximately $0.2 million and $0.6 million for the three and nine months ended December 31, 2021, respectively. Approximately $0.0 million and $0.2 million of the depreciation expense was recorded to cost of revenues, and approximately $0.1 million and $0.3 million was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2022. Approximately $0.1 million and $0.2 million of the depreciation expense was recorded to cost of revenues, and approximately $0.1 million and $0.4 million was recorded to operating expenses, respectively, in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2021. During the three and nine months ended December 31, 2022, approximately $0.0 million and $2.3 million of leasehold improvements, respectively, and approximately $0.5 million and $1.0 million of equipment, respectively, with de minimis carrying values and were no longer in use were disposed of.

Intangible Assets
The following table presents details of our net intangible assets:

	December 31, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(3,213)	$1,773	$4,986	$(2,519)	$2,467
Customer contracts / relationships	9,550	(4,018)	5,532	9,550	(2,959)	6,591
Trade names and non-compete agreements	782	(770)	12	782	(753)	29
Capitalized software development costs	6,892	(3,833)	3,059	5,900	(3,207)	2,693
Total	$22,210	$(11,834)	$10,376	$21,218	$(9,438)	$11,780

Amortization expense for intangible assets subject to amortization was approximately $0.8 million and $2.4 million for the three and nine months ended December 31, 2022, respectively, and approximately $0.8 million and $2.4 million for the three and nine months ended December 31, 2021, respectively. Approximately $0.1 million and $0.4 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.7 million and $2.0 million, was recorded to amortization expense, respectively, in the unaudited condensed statements of operations for the three and nine months ended December 31, 2022. Approximately $0.1 million and $0.4 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.7 million and $2.0 million, was recorded to amortization expense, respectively, in the unaudited condensed statements of operations for the three and nine months ended December 31, 2021.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.
As of December 31, 2022, future estimated amortization expense was as follows:

Year Ending March 31,
(In thousands)
2023	$774
2024	2,995
2025	2,514
2026	1,297
2027	1,095
Thereafter	1,689
$10,364
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed balance sheets. The following table presents activity related to the warranty reserve:

Warranty Reserve Activity	Nine Months Ended December 31,
	2022	2021
	(In thousands)
Balance at beginning of fiscal year	$616	$569
Additions charged to cost of sales	239	171
Warranty claims	(136)	(108)
Balance at end of reporting period	$719	$632

Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net loss from continuing operations	$(2,049)	$(2,402)	$(14,311)	$(3,862)
Net loss from discontinued operations, net of tax	—	(28)	—	(104)
Net loss	$(2,049)	$(2,430)	$(14,311)	$(3,966)
Denominator:
Weighted average common shares used in basic computation	$42,341	42,333	$42,336	42,164
Dilutive stock options	—	—	—	—
Weighted average common shares used in diluted computation	$42,341	42,333	$42,336	42,164
Basic and diluted:
Net loss per share from continuing operations:	$(0.05)	$(0.06)	$(0.34)	$(0.09)
Net loss per share from discontinued operations:	$—	$—	$—	$—
Net loss per share	$(0.05)	$(0.06)	$(0.34)	$(0.09)
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Stock options	6,359	5,615	5,870	3,326
Restricted stock units	503	538	431	367
3.Restructuring Activities
On May 12, 2022, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth. During the three and nine months ended December 31, 2022, the Company incurred approximately $0.0 million and $0.7 million, respectively, related to employee separation costs in relation to these activities which were included in restructuring charges on the unaudited condensed statement of operations.

As of December 31, 2022, we had accrued approximately $0.4 million for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed balance sheet. The restructuring activities during the three and nine months ended December 31, 2022 were as follows (in thousands):

Balance at March 31, 2022	$—
Charged to expenses	707
Cash payments	(19)
Balance at June 30, 2022	$688
Cash payments	(149)
Balance at September 30, 2022	$539
Cash payments	$(160)
Balance at December 31, 2022	$379

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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2022 or March 31, 2022. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. As a result of the re-organization completed in April 2021, the Company reallocated goodwill to the three new reporting units. No non-financial assets were measured at fair value at December 31, 2022 and March 31, 2022.
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of December 31, 2022
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,404	$(328)	$306	$1,382
Total	$1,404	$(328)	$306	$1,382

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,407	$(252)	$578	$1,733
Subtotal	1,407	(252)	578	1,733
Level 3:
Contingent consideration (3)	503	—	—	503
Subtotal	503	—	—	503
Total	$1,910	$(252)	$578	$2,236

	As of March 31, 2022
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Money market funds	$71	$—	$—	$71
Securities held in deferred compensation plan (1)	998	(106)	73	965
Subtotal	1,069	(106)	73	1,036

Level 2:
Commercial paper	7,499	—	—	7,499
US Treasuries	7,798	—	—	7,798
Subtotal	15,297	—	—	15,297
Total	$16,366	$(106)	$73	$16,333

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,013	$(106)	$72	$979
Subtotal	1,013	(106)	72	979
Level 3:
Contingent consideration (3)	600	—	—	600
Subtotal	600	—	—	600
Total	$1,613	$(106)	$72	$1,579
(1) Included in prepaid expenses and other current assets on the Company’s balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s balance sheet.
(3) As of March 31, 2022, the short-term portion of the balance of contingent consideration was included in accrued liabilities and the long-term portion was included in other long-term liabilities on the Company’s balance sheet. As of December 31, 2022, the balance of contingent consideration was all short-term and included in accrued liabilities on the Company's balance sheet.

In accordance with the terms of the acquisition of the assets of TrafficCast completed on December 7, 2020, contingent consideration relating to an earnout of up to $1.0 million was recorded at its fair value of $0.6 million, of which $0.3 million was paid on April 1, 2022. The Company has recorded a net increase of $0.2 million in the fair value of this contingent consideration as of December 31, 2022, and the current fair value remaining is $0.5 million and is due on March 31, 2023, if earned. The contingent consideration representing Level 3 fair value measurement was prepared using the following assumptions:

Assumptions
Risk free rate	0.14%
Counter party risk premium	8.20%
Revenue WACC	6.00%
Revenue volatility	25.00%

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of December 31, 2022.
5.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three and nine months ended December 31, 2022 was approximately $0.0 million and $0.1 million, or (1.3)% and (1.1)%, respectively, of pre-tax loss, as compared with an expense of approximately $0.4 million and $0.2 million, or (18.5)% and (5.5)%, respectively, of pre-tax loss for the three and nine months ended December 31, 2021.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2022. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. As of December 31, 2022, the Company had repaid all amounts deferred under the CARES Act.
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
The table below presents lease-related assets and liabilities recorded on the unaudited condensed balance sheet as follows:

	Classification	December 31, 2022
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$8,834
Total operating lease right-of-use-assets		$8,834

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$2,307
Operating lease liabilities (long-term)	Lease liabilities	8,228
Total lease liabilities		$10,535

Lease Costs
We recorded approximately $0.6 million and $2.0 million of lease costs in our unaudited condensed statements of operations for the three and nine months ended December 31, 2022 as compared to approximately $0.7 million and $2.1 million for the three and nine months ended December 31, 2021. The Company currently has no variable lease costs. The Company recorded a de minimis amount of sublease income for the three and nine months ended December 31, 2022 and December 31, 2021, which was included in loss from discontinued operations on the unaudited condensed statement of operations.
Supplemental Information
The table below presents supplemental information related to operating leases during the nine months ended December 31, 2022 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$1,063
Weighted average remaining lease term (in years)	4.08
Weighted average discount rate	4.8%
Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2022 were as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2023	$724
2024	2,720
2025	2,479
2026	2,149
2027	2,178
Thereafter	1,490
Total lease payments	11,740
Less imputed interest	(1,205)
Present value of future lease payments	10,535
Less current obligations under leases	(2,307)
Long-term lease obligations	$8,228

8.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At December 31, 2022, there were approximately 2.2 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 6.6 million as of December 31, 2022.
Stock Options
A summary of activity with respect to our stock options for the nine months ended December 31, 2022 is as follows:

	Options	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2022	5,943	$4.32
Granted	895	3.13
Exercised	(28)	1.59
Forfeited	(159)	5.19
Expired	(43)	4.22
Options outstanding at December 31, 2022	6,608	4.15
Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2022 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2022	451	$4.12
Granted	262	3.16
Vested and released	(168)	5.26
Forfeited	(42)	5.23
RSUs outstanding at December 31, 2022	503	3.15
Performance Stock Units
The Company has approved a total "target" number of 212,216 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2022	115	$6.33
Granted	87	3.09
Vested	(126)	5.11
Forfeited	—	—
PSUs outstanding at December 31, 2022	76	4.64

Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Cost of revenues	$79	$53	$221	$161
General and administrative expense	192	589	1,157	1,864
Sales and marketing	110	74	304	217
Research and development expense	57	52	300	154
Total stock-based compensation	$438	$768	$1,982	$2,396
As of December 31, 2022, there was approximately $4.3 million, $1.2 million and $0.1 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.9 years for stock options, 1.7 years for RSUs and 1.5 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
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
Deferred Compensation Plan
Effective October 1, 2020, the Company adopted the Iteris, Inc. Deferred Compensation Plan (the "DC Plan"). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of non-employee members of our board of directors. Key employees, including our executive officers, and our non-employee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials are eligible to participate in the DC Plan. Under the DC Plan, we provide participants with the opportunity to make annual elections to defer a percentage of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of equity awards are credited to a bookkeeping account established in the name of the participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the equity award subject to the election. The Company established a rabbi trust to finance our obligations under the DC Plan with corporate-owned life insurance policies on participants, and the assets held within this trust are subject to the claims of the Company's creditors. The assets and liabilities are recorded at their fair value, which represents their respective amortized cost values plus any unrealized gains or losses. Refer to Note 4, Fair Value Measurements, for further detail on the DC plan.
9.Stock Repurchase Program
On August 9, 2012, the Board approved a stock repurchase program pursuant to which we could acquire up to $3.0 million of our outstanding common stock for an unspecified length of time. Under the program, we could repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and could also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There was no guarantee as to the exact number of shares that would be repurchased. We reserved the right to modify or terminate the repurchase program at any time without prior notice.

On November 6, 2014, the Board approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From the inception of the 2012 stock repurchase program on through its termination on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of December 31, 2022, these repurchased shares had been retired and resumed their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors terminated the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. No shares were repurchased during the three months ended December 31, 2022. During the nine months ended December 31, 2022, we repurchased 0.3 million shares, for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share. As of December 31, 2022 approximately $9.1 million remained available for the repurchase of our common stock under our current program.
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

On September 12, 2022, the Company voluntarily terminated the Credit Agreement and expensed the remaining capitalized deferred financing costs. The Company had not borrowed against the Credit Agreement since its inception, but the Company continued to incur customary fees thereunder prior to this termination. In connection with the termination of the Credit Agreement, all liens securing such obligations and guarantees of such obligations were released. Amortization of the deferred financing costs and commitment fees on the unused revolving credit facility commitments of $0.3 million are included in Interest Income (Expense), net on the unaudited condensed statement of operations. As of December 31, 2022, no amounts of capitalized deferred financing costs remained.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect(s),” “feel(s),” “believe(s),” “intend(s),” “plan(s),” “should,” “will,” “may,” "might," “anticipate(s),” “estimate(s),” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, and the market acceptance of our products and services. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected, including any ongoing or new supply chain constraints, other impacts of the COVID-19 pandemic, any current or future litigation, reliance on key personnel, general economic conditions including rising interest rates and the federal government deadlock over the debt ceiling, as well as the other matters included in “Risk Factors” set forth in Part II. Item 1A of this report. You should read all of those carefully before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
Recent Developments
Impact of COVID-19 on Our Business

The COVID-19 pandemic (the “Pandemic”) has materially adversely impacted global economic conditions. COVID-19 continues to have an unpredictable and unprecedented impact on the global economy. Though there has been a trend of increasing availability of COVID-19 vaccines, as well as an easing of restrictions on social, business, travel and government activities and functions, infection rates continue to fluctuate and federal, state and local government regulations continue to rapidly change. The uncertainties caused by the Pandemic include, but are not limited to, supply chain disruptions, workplace dislocations, economic contraction, and downward pressure on some customer budgets and customer sentiment in general. Due to the Pandemic, we have experienced supply chain and work delays on certain projects. Should such conditions continue or worsen or should longer-term budgets or priorities of our clients be impacted, the Pandemic could further negatively affect our business, results of operations and financial condition. The extent of the impact of the Pandemic on our business and financial results, and the volatility of our stock price will depend largely on future developments, including the duration of the Pandemic, new and potentially more contagious variants, such as the Delta and Omicron variants, the impact on capital and financial markets, the distribution, rate of adoption and efficacy of vaccines, and the related impact on the budgets and financial circumstances of our customers and suppliers, all of which are highly uncertain and cannot be reasonably estimated as of the date of this report.
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
Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate for component shortages, we have increased inventory levels. In the event demand doesn't materialize, we would need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, at any price, to meet customer demand, resulting in high levels of backlog that we were unable to ship. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future.
Due to the supply chain environment, the Company increased inventory by approximately $4.5 million during the nine months ended December 31, 2022 as part of the Company's supply chain strategy. During the three months ended December 31, 2022, inventory decreased from September 30, 2022 by a net $0.4 million and we had working capital of approximately $24.7 million as of December 31, 2022. The cash flow used in operating activities of our continuing operations was approximately $10.8 million, resulting in $2.8 million of cash provided by continuing operations during the three months ended December 31, 2022. Cash used during the fiscal year was primarily driven by the planned increase in inventory and the continued re-design of certain circuit boards as part of the Company’s supply chain strategy to help assure the Company has enough product to satisfy customer demand, and the net operating loss as a result of higher inventory component costs related to the global supply chain constraints. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and by accumulating inventory in the first two quarters of fiscal year 2023. The increase in inventory purchases and in particular components purchased in the secondary markets has been curtailed, and the Company does not expect to continue to accumulate inventory in the future, in the same magnitude, in future periods. However, we might encounter additional supply-chain constraints in the future. If we do, the company may need to further adjust its operations to have sufficient liquidity.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company applied certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. Refer to Note 5, Income Taxes, for more information.
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

Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, project loss reserves, executive severance and transition costs, and acquisition earnout payments (“Adjusted EBITDA”) was approximately $(0.4) million and $(8.0) million for the three and nine months ended December 31, 2022 as compared to approximately $0.1 million and $5.5 million for the three and nine months ended December 31, 2021, respectively.
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
•Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and
•Are used by our management team for various other purposes including presentations to our Board of Directors as a basis for strategic planning and forecasting.
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
•Interest expense. Iteris excludes interest expense because it does not believe this item is reflective of ongoing business and operating results. This amount may be useful to investors for determining current cash flow. For the three and nine months ended December 31, 2022, interest expense includes amortization of the remaining capitalized deferred financing costs due to the termination of the Credit Agreement (see Note 11).
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
•Acquisition earnout payments. These expenses are a result of the TrafficCast International, Inc. acquisition in December, 2020 and are the final earnout payments per the acquisition agreement. Iteris excluded these expenses as it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance.
Reconciliations of net loss from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Net loss from continuing operations	$(2,049)	$(2,402)	$(14,311)	$(3,862)
Income tax expense	27	375	149	201
Depreciation expense	153	203	461	629
Amortization expense	770	810	2,396	2,428
Interest expense	—	—	332	—
Stock-based compensation	438	768	1,982	2,396
Other adjustments:
Restructuring charges	—	—	707	—
Project loss	—	—	—	3,394
Executive severance and transition costs	—	340	—	340
Acquisition earnout payments	248	—	248	—
Adjusted EBITDA	$(413)	$94	$(8,036)	$5,526
Percentage of total revenues	(1.0)%	0.3%	(7.1)%	5.6%

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
Analysis of Quarterly Results from Continuing Operations
The following table presents our total revenues for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		$ Increase (decrease)	% Change
	2022	2021
	(In thousands, except percentages)
Product revenues	$22,852	$15,870	$6,982	44.0%
Service revenues	17,834	16,134	1,700	10.5%
Total revenues	$40,686	$32,004	$8,682	27.1%

	Nine Months Ended December 31,		$ Increase (decrease)	% Change
	2022	2021
	(In thousands, except percentages)
Product revenues	$60,021	$51,632	$8,389	16.2%
Service revenues	53,591	47,704	5,887	12.3%
Total revenues	$113,612	$99,336	$14,276	14.4%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended December 31, 2022 increased 44% to $22.9 million, as compared to $15.9 million in the corresponding period in the prior year, primarily due to continued strong demand for our hardware solutions and our circuit board redesign efforts allowing us to ship more product.
Service revenues consist of software, managed services, systems integration, and consulting services revenues. In certain instances, the lack of product availability can impact the timing of systems integration projects and associated revenue recognition. Service revenues for the three months ended December 31, 2022 increased 10.5% to $17.8 million, compared to $16.1 million in the corresponding period in the prior year. This increase was due to continued adoption of Iteris' ClearMobility Platform and increased software and managed services revenue. Total annual recurring revenue, which we define as all software and managed services revenue was 23% of total revenue for the three months ended December 31, 2022 and 25% of total revenue for the three months ended December 31, 2021.
Total revenues for the three months ended December 31, 2022 increased 27.1% to $40.7 million, compared to $32.0 million in the corresponding period in the prior year due to the aforementioned reasons.

Product revenues for the nine months ended December 31, 2022 increased 16.2% to $60.0 million, as compared to $51.6 million in the corresponding period in the prior year, primarily due to continued strong demand for our hardware solutions and our circuit board redesign efforts allowing us to ship more product in the current fiscal year.
Service revenues for the nine months ended December 31, 2022 increased 12.3% to $53.6 million, compared to $47.7 million in the corresponding period in the prior year. This increase was due to continued adoption of Iteris' ClearMobility Platform and increased software and managed services revenue. Total annual recurring revenue, which we define as all software and managed services revenue was 26% of total revenue for the nine months ended December 31, 2022 and 25% of total revenue for the nine months ended December 31, 2021.
Total revenues for the nine months ended December 31, 2022 increased 14.4% to $113.6 million, compared to $99.3 million in the corresponding period in the prior year due to the aforementioned reasons.
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
Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements and are not included in deferred revenue on our balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. In many cases, backlog is less than the sum total contract value of all our customer agreements. We believe backlog is a useful metric for investors, given its relevance to total orders, but there can be no assurances we will recognize revenue from bookings or backlog timely or ever. Total backlog was approximately $112.2 million as of December 31, 2022 compared to approximately $92.3 million as of December 31, 2021.
Gross Profit and Gross Margin
The following tables present details of our gross profit and gross margin for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		$ Increase (decrease)	% Change
	2022	2021
	(In thousands, except percentages)
Product gross profit	$6,871	$5,481	$1,390	25.4%
Service gross profit	4,949	5,613	(664)	(11.8)%
Total gross profit	$11,820	$11,094	$726	6.5%

Product gross margin as a % of product revenues	30.1%	34.5%
Service gross margin as a % of service revenues	27.8%	34.8%
Total gross margin as a % of total revenues	29.1%	34.7%

	Nine Months Ended December 31,		$ Increase	% Change
	2022	2021
	(In thousands, except percentages)
Product gross profit	$12,357	$22,703	$(10,346)	(45.6)%
Service gross profit	16,173	13,614	2,559	18.8%
Total gross profit	$28,530	$36,317	$(7,787)	(21.4)%

Product gross margin as a % of product revenues	20.6%	44.0%
Service gross margin as a % of service revenues	30.2%	28.5%
Total gross margin as a % of total revenues	25.1%	36.6%

Our product gross margin as a percentage of product revenues for the three and nine months ended December 31, 2022 decreased approximately 440 basis points and 2,340 basis points, respectively, compared to the corresponding periods in the prior year. The decline was primarily due to global supply chain constraints that prevented the Company from sourcing certain electronics components (most notably semiconductors) through traditional channels at normal prices. To maintain customer loyalty, increase market penetration, and build buffer stock to reduce future shipping disruptions, the Company sourced various components from electronics brokers (or aftermarket brokers) at elevated prices. Electronics brokers typically require buyers to pay upon receipt, whereas traditional sources offer standard payment terms. While this dynamic impacted working capital and cash flow in the prior periods, the Company saw improvement in the third quarter of fiscal 2023 upon the release of new circuit board designs that have qualified components from traditional supplier channels at more reasonable prices. The Company began shipping the new circuit board designs in the third quarter, which increased the product gross margins 2,640 basis points from 3.7% in the prior quarter.

Our service gross margin as a percentage of service revenues for the three months ended December 31, 2022 decreased approximately 700 basis points and increased approximately 170 basis points, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 was primarily due to timing of certain extension contracts, the contract mix, an increase in the amount of subcontractors on such contracts, and increased data costs on our SaaS platforms. Revenue generated from our subcontractors generally results in lower gross margins than revenue from direct labor. The increase for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021 was primarily due to the prior year period including a contractual loss with a customer of $3.4 million which was offset by a higher proportion of revenue from subcontractors and higher data costs in the current year.

Our total gross margin as a percentage of total revenues for the three and nine months ended December 31, 2022 decreased approximately 560 basis points and 1,150 basis points, respectively, as compared to the corresponding prior year periods due to the aforementioned reasons.
General and Administrative Expense
General and administrative expense for the three months ended December 31, 2022 decreased approximately 7.4% to $5.5 million, compared to $5.9 million for the three months ended December 31, 2021. General and administrative expense for the nine months ended December 31, 2022 decreased approximately 8.3% to $16.9 million, compared to $18.4 million for the nine months ended December 31, 2021. The decrease for the three and nine months ended December 31, 2022 as compared to the three and nine months ended December 31, 2021 was due to cost savings associated with the prior restructuring activities as well as actions to decrease rent and outside services expenses.
Sales and Marketing
Sales and marketing expense for the three months ended December 31, 2022 increased approximately 24.6% to $5.8 million compared to $4.6 million for the three months ended December 31, 2021. Sales and marketing expense for the nine months ended December 31, 2022 increased approximately 17.9% to $16.7 million compared to $14.1 million for the nine months ended December 31, 2021. The increase was primarily due to the addition of sales and sales support representatives, resulting in higher compensation and benefit costs.
Research and Development Expense
Research and development expense for the three months ended December 31, 2022 increased approximately 10.6% to $2.0 million, compared to $1.9 million for the three months ended December 31, 2021. Research and development expense for the nine months ended December 31, 2022 increased approximately 16.7% to $6.4 million, compared to $5.4 million for the nine months ended December 31, 2021. The overall increase was primarily due to the continued investment in research and development activities largely focused on improving our existing software related offerings and the re-design of certain circuit boards as part of the Company's supply chain management program.
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

Amortization of Intangible Assets
Amortization of intangible assets was approximately $0.7 million and $0.7 million for the three months ended December 31, 2022 and 2021, respectively. Amortization of intangible assets was approximately $2.0 million and $2.0 million for the nine months ended December 31, 2022 and 2021, respectively.
Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on our current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three and nine months ended December 31, 2022 was approximately $0.0 million and $0.1 million, or (1.3)% and (1.1)%, respectively, of pre-tax loss, as compared with an expense of approximately $0.4 million and $0.2 million, or (18.5)% and (5.5)%, respectively, of pre-tax loss for the three and nine months ended December 31, 2021.
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
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2022. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. As of December 31, 2022, the Company had repaid all amounts deferred under the CARES Act.
Liquidity and Capital Resources
Liquidity Outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of December 31, 2022, we had cash and cash equivalents totaling approximately $10.2 million. Additionally, the Company had working capital of approximately $24.7 million as of December 31, 2022.
As a result of the Pandemic, we have taken and will continue to take action to reduce costs, preserve liquidity and manage our cash flow. Such actions include, but are not limited to reducing our discretionary spending, reducing capital expenditures, and reducing payroll costs, including employee furloughs, pay freezes and pay cuts as needed.
While the impact and duration of the Pandemic on our business is currently uncertain, the situation is expected to be temporary. The Company increased inventory by approximately $4.5 million during the nine months ended December 31, 2022, which was a planned increase in inventory as part of the Company's supply chain management program. During the three months ended December 31, 2022, inventory decreased from September 30, 2022, by a net $0.4 million though the Company did replenish certain electronics components in the December 31, 2022 period to maintain buffer stock targets consistent with our supply chain management program.
The cash flow used in operating activities of our continuing operations was approximately $10.8 million year to date. The cash was used for the planned increase in inventory and the re-design of certain circuit boards as part of the Company’s supply chain management program, which is intended to assure the Company has enough product to satisfy customer demand. The net operating loss is a result of higher inventory component costs for product we shipped in the periods.

The Company's tactics to mitigate the current global supply chain issues included accumulating inventory in the first two quarters of fiscal year 2023 to reduce the risk of customer disruptions while our engineering teams re-design certain circuit boards to accommodate electronic components (primarily semiconductors) that are more readily available through traditional sources at more normal prices. The Company does not expect to continue to accumulate inventory in the future in the same magnitude. However, we might encounter additional supply-chain constraints in the future. If we do, the Company may need to further adjust its operations to have sufficient liquidity.
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
At December 31, 2022, we had $24.7 million in working capital, excluding current assets and liabilities of discontinued operations, which included $10.2 million in cash and cash equivalents. This compares to working capital of $36.8 million at March 31, 2022, excluding current assets and liabilities of discontinued operations, which included $23.8 million in cash and cash equivalents.
Operating Activities. Net cash used in operating activities of our continuing operations for the nine months ended December 31, 2022 of approximately $10.8 million was primarily the result of approximately $7.7 million from non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. This was offset by our net loss from continuing operations of approximately $14.3 million coupled with approximately $4.2 million of outflows due to changes in working capital which was primarily driven by the planned increase in inventory as part of the Company's supply chain management program. The Company does not expect such a large increase in inventory in future periods. The efforts to redesign circuit boards around more readily available parts at lower prices has resulted in new circuit boards that commenced production during the third quarter of fiscal 2023 with the aim of reducing purchases in the broker market at elevated prices and reducing cash outflows related to inventory purchases in future periods. The Company plans to redesign additional circuit boards in the future to lower the inventory costs; however, if such efforts are not successful, the Company may need to further adjust its operations to maintain sufficient liquidity.
Net cash used in operating activities of our continuing operations for the nine months ended December 31, 2021 of approximately $2.0 million was primarily the result of our net income of approximately $10.3 million in non-cash items, primarily for noncash lease expense, deferred income taxes, depreciation, stock-based compensation, and amortization. This was offset by our net loss from continuing operations of approximately $3.9 million. Net cash used in operating activities from discontinued operations was $0.1 million.
Investing Activities. Net cash used in investing activities of our continuing operations during the nine months ended December 31, 2022 of approximately $1.5 million was primarily the result of approximately $0.5 million of property and equipment purchases, and approximately $1.0 million of capitalized software development costs. Net cash provided by investing activities from discontinued operations was de minimis.
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
Financing Activities. Net cash used in financing activities of our continuing operations during the nine months ended December 31, 2022 was the result of approximately $0.9 million of repurchases of common stock.
Net cash provided by financing activities of our continuing operations during the nine months ended December 31, 2021 was the result of approximately $1.3 million and $0.2 million of cash proceeds from the exercises of stock options and purchase of ESPP shares, respectively.
Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements at December 31, 2022.

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

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer
On August 9, 2012, our Board of Directors approved a stock repurchase program pursuant to which we could acquire up to $3 million of our outstanding common stock for an unspecified length of time. Under the program, we could repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and could also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There was no guarantee as to the exact number of shares that would be repurchased. We reserved the right to modify or terminate the repurchase program at any time without prior notice.
On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From inception of the 2012 stock repurchase program through its termination on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of December 31, 2022, these repurchased shares had been retired and returned to their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors terminated the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. As of December 31, 2022, we have repurchased 0.3 million shares for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share. As of December 31, 2022, approximately $9.1 million remained available for the repurchase of our common stock under our current program. No shares were repurchased during the three months ended December 31, 2022.
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

Date: February 2, 2023	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ DOUGLAS L. GROVES
Douglas L. Groves
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)