Form 10-K
period 2023-03-31
ITERIS, INC.
filed 2023-06-29
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-08762
ITERIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2588496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1250 S. Capital of Texas Hwy., Building 1, Suite 330, Austin, Texas	78746
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (512) 716-0808
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	ITI	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of September 30, 2022 was approximately $123,850,913. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 26, 2023, there were 42,569,363 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference certain information from the registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2023
Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. BlueARGUS™, CheckPoint™, ClearData™, ClearFleet®, ClearGuide®, ClearMobility®, ClearRoute®, CVIEWplus™, Inspect™, Iteris®, PedTrax®, SmartCycle®, SmartCycle Bike Indicator®, SmartSpan®, Spectra™, TrafficCarma®, TrafficCast®, UCRLink™, Vantage®, Vantage Apex®, Vantage Fusion™, Vantage Next®, VantagePegasus®, VantageRadius®, VantageLive!®, Vantage Vector®, Velocity®, and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement

This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect,” “believe,” “intend,” “plan,” “should,” “will,” “may,” "might," “anticipate,” “estimate,” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, and the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the impacts of ongoing and new supply chain constraints, the status of our facilities and product development, reliance on key personnel, general economic conditions, including rising interest rates and federal government deadlock over the debt ceiling, future responses to and effects of COVID-19, and other characterizations of future events or circumstances are forward-looking statements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially and adversely from those projected. We encourage you to carefully read this report on Form 10-K in its entirety, including the various disclosures made by us which describe certain factors which could affect our business, such as those set forth in the “Risk Factors” of Part 1A of this report, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. BUSINESS
Overview
Iteris, Inc. (referred to collectively in this report as "Iteris", the "Company", "we", "our", and "us") is a provider of smart mobility infrastructure solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone.
As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service ("SaaS") offerings, mobility consulting services, and cloud-enabled managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States ("U.S.") and internationally.
We believe our products, solutions and services increase vehicle and pedestrian safety and decrease congestion within our communities, while also reducing environmental impact, including vehicle carbon emissions.
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
Recent Developments
COVID-19 Update
The COVID-19 pandemic (the "Pandemic") materially adversely impacted global economic conditions. As COVID-19 has entered an endemic stage, COVID-19 may continue to have an unpredictable and unprecedented impact on the global economy, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment.
Given the uncertainties surrounding the impacts of COVID-19 on the Company's future financial condition and results of operations, we have and may continue to identify and execute various actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions include, but are not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities (see Note 3, Restructuring Activities, to the Financial Statements for more information).

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate the impact of component shortages, we have increased inventory levels for parts in short supply. In the event demand does not materialize, we would need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components at any price, even from third-party brokers, to meet customer demand, resulting in high levels of backlog that we are unable to ship. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and by accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 ("Fiscal 2023"). We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future.

Due to the supply chain environment, the Company increased inventory by approximately $2.9 million as part of the Company's supply chain strategy for Fiscal 2023. The cash flow used in operating activities of our continuing operations was approximately $4.5 million during the twelve months ended March 31, 2023. Cash used during Fiscal 2023 was primarily due to two factors. First, the planned increase in inventory during the first half of Fiscal 2023 and the continued re-design of certain circuit boards as part of the Company’s supply chain strategy to help assure the Company has enough product to satisfy customer demand. Second, the net operating loss as a result of higher inventory component costs related to the global supply chain constraints. The increase in inventory purchases and in particular components purchased in the secondary markets was curtailed in the second half of Fiscal 2023, and the Company currently does not expect to continue to accumulate inventory, in the same magnitude, in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to have sufficient liquidity.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company applied certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. As of March 31, 2023, the Company had repaid all amounts deferred under the CARES Act (see Note 5, Income Taxes, to the Financial Statements for more information).

COVID-19 has had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility remained open throughout the Pandemic, many of our employees worked remotely during the past three years. With the recent easing of COVID-19 related restrictions imposed by local and state authorities, a larger portion of our workforce has returned to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe we have the infrastructure to efficiently work remotely during COVID-19's current endemic stage and well into the future.

The Company assessed the impacts of COVID-19 on the estimates and assumptions used in preparing our financial statements. The estimates and assumptions used in our assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of COVID-19, which has entered an endemic stage, and its resulting impact on global economic conditions. If economic conditions caused by COVID-19 do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. The Company will continue to assess the effect of COVID-19 on its operations and the actions implemented to combat the virus throughout the world. As a result, our assessment of the impact of COVID-19 may change.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “TrafficCast Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TrafficCast Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “TrafficCast Business”) and assume certain specified liabilities of the TrafficCast Business.

On May 6, 2022, approximately $0.9 million was paid to settle the balance of a security hold back agreed to as part of the acquisition, net of approximately $0.1 million of post-closing adjustments. As of March 31, 2023, the achievement levels of the revenue targets with respect to the earnout were resolved and the balance remaining of approximately $0.6 million was accrued in accordance with the terms of the agreement. This item is included in accrued liabilities on the balance sheets.

Simultaneous with closing the transaction, the parties entered into certain ancillary agreements that provided Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business used to support its real-time and predictive travel data and associated content until termination of these agreements on December 6, 2022.
Restructuring Activities
To help offset recent increases in supply chain costs, on May 12, 2022, the Board of Directors of Iteris, Inc. approved additional restructuring activities to better position the Company for increased profitability and growth. The Company incurred $0.7 million of employee separation costs in relation to these activities, which were included in restructuring charges on the statement of operations (see Note 3, Restructuring Activities, to the Financial Statements for more information).
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

Software Solutions

Iteris offers our public-sector and private-sector customers a portfolio of industry-leading smart mobility infrastructure software solutions. These software solutions include ClearGuide, ClearRoute, commercial vehicle operations, TrafficCarma, VantageLive! and BlueARGUS as described below.

•ClearGuide, which is provided on a software-as-a-service basis ("SaaS"), is a state-of-the-art mobility intelligence and transportation performance measures solution. It utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns to enable the effective performance analysis and management of traffic infrastructure resources at various levels – highway, arterial (i.e., corridor), or intersection. At times, we refer to intersection performance analytics as signal performance measurement ("SPM"). ClearGuide users can measure how a transportation network is performing and identify potential areas of improvement. These applications are also capable of providing users with predictive traffic analytics, and easy-to-use visualization and animation features based on historical traffic conditions.

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

•Commercial vehicle operations and vehicle safety compliance applications, which are provided on a SaaS basis include various applications branded as ClearFleet, CVIEWplus, CheckPoint, UCRLink, and Inspect. Collectively, these software applications support state-based commercial vehicles operations by storing and distributing intrastate and interstate commercial vehicle information for local, state, and federal agency roadside and enforcement operations.

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

•VantageLive! is a SaaS solution that allows users to collect, process and analyze advanced intersection data from our Vantage sensors, as well as to view and understand intersection activity.

•BlueARGUS is a SaaS solution that collects, analyzes, and visualizes various information related to travel times, speeds, and origin-destination from our BlueTOAD Spectra sensors and connected vehicle information from our BlueTOAD Spectra RSU sensors.

Mobility Data Sets

ClearData is the enhanced mobility data output of the Iteris ClearMobility Cloud, a suite of data integration and analytics engines that aggregates and validates both proprietary and diversely sourced data inputs, including incidents, construction and connected vehicle GPS probes. Following processing and quality assurance, ClearData reflects real-time road conditions and is delivered to public-sector and private-sector customers via subscription-based direct data feeds or application programming interfaces ("APIs"), or through ClearGuide, our mobility intelligence and transportation performance measures software solution. The complex, dynamic nature of roadway traffic cannot be explained by any single data source. ClearData resolves data conflicts through proprietary computerized algorithms and selective quality control from experienced traffic analysts.

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

•Vantage Fusion is a connected-vehicle ("CV") focused detection product that tracks and reports vehicles and pedestrians in and around intersections. This product helps the industry bridge the currently fledgling CV market to an eventually CV-dominant world by providing non-CV vehicle locations (and details) to the CV network. This product is developed in partnership with Continental AG, a global automotive parts manufacturer and leading CV equipment provider.

•Vantage Apex is the industry’s first full 1080p high-definition ("HD") video and 4D/HD radar hybrid sensor with integrated artificial intelligence (AI) algorithms. Vantage Apex provides precise and detailed detection, tracking and classification of traffic.

•Vantage Next uses a powerful processor that enables future functional growth while maintaining proven Iteris video detection performance and reliability. The architecture supports expanding ITS applications and easily integrates with existing technologies and is anticipated to integrate with future technologies.

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

The BlueTOAD product family combines unique MAC Address capture with the latest CV technologies. The combination of these two technologies provides customers with a market leading sensor along with a comprehensive data set that enables advanced analytics through our SaaS offerings. The BlueTOAD family of sensors includes BlueTOAD Spectra and BlueTOAD Spectra RSU, both of which we bundle with a Cloud-based software application branded as BlueARGUS.

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

We believe that future growth domestically and internationally for our Vantage family of products will be dependent, in part, on the continued replacement of adoption of traditional in-pavement loop technology with above-ground video and radar detection technologies to manage traffic.

Managed Services

Iteris Managed Services include traffic management centers ("TMC") design, staffing, and operations services to public agencies, whether they need to create a new TMC or migrate an existing TMC network to a virtual environment. Iteris partners with agencies to augment their internal capability and provide the foundation and expertise required to successfully implement virtual TMCs to support goals such as capital or recurring cost savings, operation from any location, and staff security and flexibility.

Additionally, Iteris’ cloud-enabled managed services combine SaaS, smart sensors and consulting expertise to proactively address the challenges of monitoring and maintaining intersections, arterial roads and highways along with their related in-field technology. These services include congestion and asset management areas of focus, combining innovative traffic optimization with hardware inventory and maintenance.

With Iteris Managed Services, public transportation agencies, real estate developers, construction firms, and event operators are provided the opportunity to save time and money while better keeping road users safe and ensuring that traffic flows efficiently.

Traffic Engineering and Mobility Consulting

Our traffic engineering and mobility consulting services include planning, design, development and implementation of software and hardware-based ITS that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services also include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.

ClearMobility Platform

With the company’s introduction of the ClearMobility Platform, we aligned our entire portfolio of solutions under a common branding structure. We believe this alignment will drive internal synergies, increase our cross-sell rate, enhance sales productivity, and increase market awareness of our entire solutions portfolio. Additionally, we launched the ClearMobility Cloud that enables seamless interoperation among our solutions via a common mobility data management engine, API framework, and microservices ecosystem that provides standardized data ingestion, cleansing, and analytics, as well as authentication and policy-based security for each component of the ClearMobility Platform. ClearMobility Cloud is both horizontally scalable and third-party extensible.

Because we are now aligning, harmonizing, and optimizing our portfolio of individual solutions to a common platform, the Company’s chief operating decision maker (“CODM”) evaluates financial and operational performance holistically. As such, beginning in the fiscal year ended March 31, 2022 ("Fiscal 2022") and throughout Fiscal 2023, we reported as a single operating segment.

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

We believe that overall demand for our solutions will continue to be dependent at least in part on the federal and local government's use of funds, and as in the past, our business may be, at times, adversely affected by governmental budgetary issues. The Infrastructure Investment and Jobs Act ("IIJA") became effective on November 15, 2021. The IIJA will contribute $1.2 trillion to fund physical infrastructure and public works, adding $550 billion to existing levels of transportation-specific funding. With that funding pool, areas of direct relevance to Iteris include $110 billion for roads, bridges and major projects, $39 billion for public transit, and $11 billion for transportation safety. However, delays in the appropriation of annual funding and current debates related to the federal debt ceiling may cause some uncertainty regarding the availability of transportation funds in federal, state and local budgets.
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
We have historically had a diverse customer base. For Fiscal 2023 and Fiscal 2022, no individual customer represented greater than 10% of our total revenues. As of March 31, 2023 and 2022, no individual customer accounted for more than 10% of our total trade accounts receivable.
Manufacturing and Materials
We use contract manufacturers to build subassemblies that are used in our products. Additionally, we procure certain components for our products from qualified suppliers, both in the U.S. and internationally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are typically delivered to our Santa Ana, California facility where they go through final assembly and testing prior to shipment to our customers. Our key suppliers include Veris Manufacturing and MoboTrex, Inc. Our assembly and test activities are conducted in approximately 12,000 square feet of space at our Santa Ana, California facility. Production volume at our subcontractors typically is based upon bi-annual forecasts that we generally adjust on a monthly basis to control inventory levels. Our production facility maintains a Quality Management System that is currently certified as conforming to all requirements of the International Organization for Standardization ("ISO") 9001:2015 international standard.
Customer Support and Services
We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenue was not a material portion of our total revenues for Fiscal 2023 and Fiscal 2022. We believe customer support is a key competitive factor for our Company.
Backlog

Our total backlog of unfulfilled firm orders was approximately $114.2 million at March 31, 2023. We typically expect to recognize revenue in the range of approximately two-thirds to three-quarters of our backlog as of the end of a fiscal year in the subsequent fiscal year. At March 31, 2022, we had backlog of approximately $99.9 million. The 14% increase in backlog in the current fiscal year was generally attributable to overall strong demand for our products and services, as well as the timing of the receipt of some large contracts.

Backlog is an operational measure representing future unearned revenue amounts believed to be firm and earned under existing agreements, but it does not represent the total contract award if a firm purchase order or task order has not yet been issued under the contract. Backlog is not included in deferred revenue on our balance sheets. Backlog does not include contract awards for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders.
The timing and realization of our backlog is subject to the inherent uncertainties of doing business with federal, state and local governments, particularly in view of budgetary constraints, cut-backs and other delays or reallocations of funding that these entities typically face. In addition, pursuant to the customary terms of our agreements with government contractors and other customers, our customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often can be affected by a variety of factors including the scheduling and forecasting practices of our individual customers, as well as availability of installation labor and ancillary parts related to installation which we do not manufacture or supply. These factors can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date may not be indicative of the timing of our future revenues.
Product Development
Our product development activities are mostly conducted at our facilities in Santa Ana, California, and Madison, Wisconsin as well as using additional employee and partner resources across North America. Our research and development costs and expenses were approximately $8.3 million for Fiscal 2023 and $7.4 million for Fiscal 2022. We expect to continue to pursue various product development programs and incur research and development expenditures in future periods.
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
The markets in which we operate are highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors providing managed services and consulting include a mix of local, regional and international engineering services firms. Our competitors in software products (e.g., performance measurement and management, advanced traveler information systems, and our commercial vehicle operations and vehicle safety compliance platforms) include university affiliated software organizations, venture backed software companies, as well as other multi-disciplinary hardware and software corporations.
In the market for our detection products, we compete with manufacturers and distributors of other above-ground video camera and radar detection systems and manufacturers and distributors of other non-intrusive detection devices (e.g., microwave, infrared, radar, ultrasonic and magnetic detectors), as well as manufacturers and installers of in-pavement inductive loop products, which have historically been, and currently continue to be, the predominant vehicle detection system in this market. Additionally, products such as BlueTOAD and VantagePegasus compete against various competitors in the travel-time and data communications markets, respectively.
In general, the markets for the products and services we offer are highly competitive and are characterized by rapidly changing technology and evolving standards. Many of our current and prospective competitors have longer operating histories, greater name recognition, access to larger customer bases, and significantly greater financial, technical, manufacturing, distribution and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging standards or technologies, or to devote greater resources to the promotion and sale of their products. It is also possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We believe that our ability to compete effectively in our target markets will depend on a number of factors, including the success and timing of our new product development, the compatibility of our products with a broad range of computing systems, product quality and performance, reliability, functionality, price and service, and technical support. Our failure to provide services and develop and market products that compete successfully with those of other suppliers and consultants in our target markets could have a material adverse effect on our business, financial condition and results of operations.
Intellectual Property and Proprietary Rights

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights of protection for any potentially significant new technology acquired or developed by us. We currently have a total of 31 issued U.S. patents, including: (i) 17 relating to our advanced sensor technologies, (ii) 8 relating to our engineering and consulting services technologies and (iii) 6 related to our purchase of the TrafficCast Business. We have a total of 2 pending patent applications in the U.S. We currently have 5 issued foreign patents and 2 foreign patent applications related to our purchase of the TrafficCast Business. The expiration dates of our patents range from 2026 to 2040. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in litigation in the normal course of business related to our intellectual property rights and the intellectual property rights of others. While the Company cannot accurately predict the outcome of any such litigation, the Company is not a party to any litigation or other legal proceedings related to its intellectual property or the intellectual property of others, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations, financial position or cash flows. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, as well as from the diversion of management's resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition and results of operations.
Employees
As of March 31, 2023, we employed 450 full-time employees and 17 part-time employees, for a total of 467 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.
Government Regulation
Our manufacturing operations are subject to various federal, state and local laws and regulations, including those restricting the discharge of materials into the environment. We are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations. We continue to expend funds in connection with our compliance with applicable environmental regulations. These expenditures have not been significant in the past, and we do not expect any significant expenditure in the near future. Currently, compliance with foreign laws has not had a material impact on our business; however, as we expand internationally, foreign laws and regulations could have a material impact on our business in the future.
ITEM 1A. RISK FACTORS
Our business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this report and in the information incorporated by reference into this report. You should consider the following risks carefully in addition to the other information contained in this report and our other filings with the SEC, including our subsequent quarterly reports on Form 10-Q and current reports on Form 8-K, before deciding to buy, sell or hold our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occurs, our business, financial condition, or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
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
•other government budgetary constraints, including reaching the current federal debt ceiling; cut-backs, delays or reallocation of government funding, including without limitation, changes in the administration and repeal of government purchasing programs;
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
•performance bond requirements;
•adverse weather conditions or other natural or health disasters or developments, such as COVID-19, and evacuations and flooding due to hurricanes, can result in our inability to perform work in affected areas; and
•international relations and international conflicts such as the war in Ukraine, or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.
Governmental budgets and plans are subject to change without warning. Certain risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments or agendas, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities and rescheduling or cancellation in purchase decisions by governmental entities, and the current constraints on government budgets at the federal, state and local level, and the ongoing uncertainty as to the timing and accessibility to government funding could cause our revenues and income to drop substantially or to fluctuate significantly between fiscal periods.
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
•our ability to forecast demand for our services and thereby maintain an appropriate headcount in our various regions and related professional disciplines;
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
Experienced users and computer programmers may be able to penetrate, or "hack", our network security and create system disruptions, cause shutdowns and compromise or misappropriate our confidential information or that of our employees and third parties. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our internal network, any of our systems, service offerings or otherwise exploit any security vulnerabilities of our network, systems or service offerings. In addition, sophisticated services, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of a system. We could incur expenses addressing problems created by cyber or other security problems, bugs, viruses, worms malicious software programs and security vulnerabilities, and our efforts to address these problems may not be successful. We must, and do, take precautions to secure customer information and prevent unauthorized access to our databases and systems containing confidential information. Any data security event, such as a breach, data loss or information security lapses, whether resulting in the compromise of personal information or the improper use or disclosure of confidential, sensitive or classified information, could result in interruptions, cessation of service(s), claims, remediation costs, regulatory sanctions against us, loss of current and future contracts, adverse effects to results of operations and financial condition, serious harm to our reputation and/or adverse effects to our stock price. We operate our ERP system and other key business systems on SaaS platforms, and we use these systems for reporting, planning, sales, audit, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on these systems, and the third-party providers of these services, for a number of aspects of our operations. If these service providers or these systems fail, or if we are unable to continue to have access to these systems on commercially reasonable terms, or at all, operations could be severely disrupted until an equivalent system(s) could be identified, licensed or developed, and integrated into our operations. This disruption could have a material adverse effect on our business. We carry insurance, including cyber insurance, commensurate with our size and the nature of our operations, although there is no certainty that such insurance will in all cases be sufficient to fully reimburse us for all losses incurred in connection with the occurrence of any of these system security risks, data protection breaches, cyber-attacks or other events.
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
Acquisitions of companies or technologies may require us to undertake significant capital infusions and could result in disruptions of our business and diversion of resources and management attention.
We completed the acquisition of TrafficCast in December 2020 and we plan to continue to explore acquiring additional complementary businesses, products, services, and technologies. Acquisitions may require significant capital infusions which could be in the form of debt, equity, or both, and, in general, acquisitions also involve a number of special risks, including:
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
•increased interest expense or increased share or equity dilution; and
•amortization of acquired intangible assets, as well as unanticipated accounting charges.
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
•our ability to realize the expected financial benefits of an acquisition, divestiture or other strategic transaction may not be realized or may take longer to realize than expected;
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
Our failure to address the risks and other issues in connection with our past or future acquisitions and other strategic transactions could cause us to not realize their anticipated benefits and opportunities, incur unanticipated liabilities, experience increased costs, and harm our business generally.
We participate in the software development market, which may be subject to various technical and commercial challenges.
We invest in software development and have in the past and may in the future experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development activities. Despite testing and quality control, we cannot be certain that errors will not be found in our software after its release. Any faults or errors in our existing products or in any new products may cause delays in product introduction and shipments, require design modifications, or harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, software companies are subject to litigation concerning intellectual property disputes, which could be costly and distract our management. During the twelve months ended March 31, 2022, due to delays in the completion of a software development contract with a customer, the Company recorded an estimated loss on a contract of approximately $3.4 million. The terms of the contract have since been amended to a time and materials structure and no further additional contract losses are expected for this contract. No further subsequent loss on this contract was recorded through the year ended March 31, 2023 based on our assessment. The estimates and assumptions used in these assessments were based upon management's judgment and may be subject to change as new events occur and additional information is obtained. If the future estimated costs to fulfill a contract exceed the expected consideration from the customer, the Company's financial condition, cash flows, and results of operations may be adversely and materially impacted.
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
•obsolescence of certain parts and components from time to time that may require re-engineering of certain portions of our product or products;
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
If we are unable to develop and introduce new products and product enhancements in a cost-effective and timely manner, or are unable to achieve market acceptance of our new products, our operating results could be adversely affected.
We believe our revenue growth and future operating results will depend on our ability to complete development of new products and product enhancements, introduce these products and product enhancements in a timely, cost-effective manner, achieve broad market acceptance of these products and product enhancements, and reduce our production costs. During the past few fiscal years we have introduced, and we expect we will continue to introduce, both new and enhanced products. We cannot guarantee the success of these products, and we may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.

We believe that we must continue to make substantial investments to support ongoing research and development in order to develop new or enhanced products and software to remain competitive. We need to continue to prepare updates for existing products and develop and introduce new products that incorporate the latest technological advancements in outdoor image processing hardware, camera technologies, software and analysis in response to evolving customer requirements. In addition, we are continuing to migrate some of our products to a new platform. We cannot assure you that we will be able to adequately manage product transitions. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements or if we cannot adequately manage inventory requirements typically related to new product transitions and introductions. We cannot assure you that any such investments in research and development will lead to any corresponding increase in revenue.
We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.
We have historically experienced volatility in our earnings and cash flows from operations from year to year. Should the financial results of our business decline, we may need or choose to raise additional capital to fund our operations, to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.
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
•our ability to successfully secure credit arrangements with banks or other lenders and/or negotiate equity arrangements subject to the state of the financial markets in general; and
•general economic conditions, including the effects of economic slowdowns and international conflicts.
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
Many of our competitors have greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products and services than we can. Consolidations of end users, distributors and manufacturers in our target markets exacerbate this problem. As a result of the foregoing factors, we may not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.
Our failure to successfully secure new contracts and renew existing contracts could reduce our revenues and profitability.
Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. We continually bid on new contracts and negotiate contract renewals on expiring contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. As a condition to contract award, customers typically require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. Government entities are also taking more time between contract award and approval to commence work under the contract, which delays our ability to recognize revenues under the contract. If negative market conditions materialize, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we may not be able to pursue, obtain or perform particular projects, which could reduce or eliminate our profitability.
We may be unable to attract and retain key personnel, including senior management, which could seriously harm our business.
Due to the specialized nature of our business and the current tight labor market, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may adversely affect our growth in the current fiscal year and in future years. This situation is exacerbated by pressure from agency customers to contain our costs, while salaries for employees are on the rise. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we may not be able to attract and retain such employees, which could impair our ability to perform our contractual obligations, meet our customers' needs, win new business, and adversely affect our future results. Likewise, the future success of our consulting services will depend on our ability to hire additional qualified engineers, planners and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense and has become more so over time. We may not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.
COVID-19 could continue to have an adverse effect on our business.
COVID-19 has affected and may continue to adversely impact our financial condition and results of operations. Although COVID-19 has entered an endemic stage, it may continue to have an unpredictable and unprecedented impact on the global economy including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on some customer budgets and customer sentiment. All of these factors have had or could result in future material negative impacts on our ability to ensure a consistent supply chain for manufacturing of our hardware products, and maintain the effectiveness and productivity of our operations.
Given the uncertainties surrounding the impacts of COVID-19 on the Company's future financial condition and results of operations, we have and may continue to identify and execute various actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions include, but are not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities (see Note 3, Restructuring Activities, to the Financial Statements for more information).

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate the impact of component shortages, we increased inventory levels for parts in short supply. In the event demand does not materialize, we would need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components at any price, even from third-party brokers, to meet customer demand, resulting in high levels of backlog that we are unable to ship. The Company’s tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and by accumulating inventory in the first two quarters for the Fiscal 2023. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future.

The Company cannot predict the duration or direction of current trends or their sustained impact. As COVID-19 has entered an endemic stage, the Company will continue to assess the effects on its operations. While the spread of COVID-19 has slowed and certain challenges have been abated, uncertainty remains about the duration and extent of the impact of COVID-19 and its resulting impact on global economic conditions. If economic conditions caused by COVID-19 persists or do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted.

Industry consolidation may lead to increased competition and may harm our operating results.

There is a continuing trend toward industry consolidation in our markets. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors for transportation infrastructure solutions have made acquisitions, or announced new strategic alliances, designed to position them with the ability to provide end-to-end technology solutions for the transportation industry. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for public transportation agencies, municipalities, and commercial entities. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition.

The ongoing war between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military attack on Ukraine and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in government agency budgets and funding preferences as well as increase in cyberattacks and cyber and corporate espionage. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are actively monitoring the situation in Ukraine and assessing its impact on our business. The extent and duration of the war and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

The availability of data we purchase and use in certain of our Mobility Data Sets may become more limited due to changes in strategy or financial health of data suppliers, and adversely affect performance of our products or the cost of data purchased.

A recent announcement of Wejo Group Limited to appoint an administrator due to insolvency, and the change in strategy of Otonomo Technologies Ltd. after being acquired, both reduced the number of suppliers selling data to us for use in some of our Mobility Data sets. Although similar data can be purchased from other sources, future changes in data sources or availability could adversely affect the quality of our Mobility Data Sets and/or the cost to purchase data.
Legal and Regulatory Risks
We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may be able to access our proprietary technology and our business, financial condition and results of operations may be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or illegally use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately in the U.S. or internationally.
Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. We have in the past, currently, and may in the future, be subject to litigation regarding our intellectual property rights and the intellectual property rights of others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products, product features, or technologies. In addition, in the event of an adverse outcome in litigation or any similar proceedings we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to market or use certain products, product features, or technologies. We may not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party's intellectual property. Our continued expansion into software development activities may subject us to increased possibility of litigation. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management's attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, financial condition and results of operations.
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
We had a GAAP net loss of approximately $14.9 million in Fiscal 2023, net loss of $7.1 million in Fiscal 2022, and we cannot assure you that we will be profitable in the future. Our ability to operate at a profit in future periods could be impacted by governmental budgetary constraints, government and political agendas, economic instability, supply chain constraints and other items that are not in our control. Furthermore, we rely on operating profits to fund investments in sales and marketing and research and development initiatives. We cannot assure you that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments.
If we experience declining or flat revenues and we fail to manage such declines effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results.
Based on our business objectives, and in order to achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and future declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our growth, our business, our financial condition and our results of operations could be adversely affected.

Our use of estimates in conjunction with the input method of measuring progress to completion of performance obligations for our engineering and consulting services revenues could result in a reduction or reversal of previously recorded revenues and profits.
A portion of our engineering and consulting services revenues are measured and recognized over time using the input method of measuring progress to completion. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to estimated costs and resulting revenues recognized are recorded when the amounts are known or can be reasonably estimated based on updated information. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates which may result in reductions or reversals of previously recorded revenues and profits.
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
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iteris have been or will be detected. These inherent limitations include the realities that technology, decision-making and other processes can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls also can possibly be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If we are not able to maintain effective internal controls over financial reporting, we may lose the confidence of investors and analysts and our stock price could decline.
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
•our customers' or our ability to access stimulus funding, funding from the federal transportation bills or other government funding;
•declines in new home and commercial real estate construction and related road and other infrastructure construction;
•changes in our pricing policies and the pricing policies of our suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;
•the long lead times associated with government contracts;

•the size, timing, rescheduling or cancellation of significant vendor and customer orders;
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
•interruptions or other significant disruption in our supply chain which may negatively impact our ability to ship products and/or the cost of our products;
•risks and uncertainties associated with our international business;
•market condition changes such as industry consolidations that could slow down our ability to procure new business;
•general economic and political conditions;
•our ability to raise additional capital;
•pandemic and epidemic events, such as COVID-19, which may have a continuing impact on our future operating results;
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
We have experienced, and may from time to time in the future continue to experience parts shortages, end of life events, sharp increases in component costs and unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. COVID-19 has increased the occurrence of such shortages and increased costs for materials. We have historically used and continue to use single suppliers for certain significant components in our products; however, in light of the current supply chain shortage we have begun to use other suppliers to meet our demand, and we have had to reengineer products from time to time to address discontinued, obsolete or unavailable components. Our products are also included with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales and costs may be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap should for any reason our contract manufacturers become unable to meet our production requirements and the cost of our products could increase, adversely affecting our margins. Further, foreign imports of components in our products subject the Company to risks of changes in, or the imposition of new, export/import requirements, tariffs, work stoppages, delays in shipment, product cost increases due to component shortages, public health issues, such as COVID-19, that could lead to temporary closures of facilities or shipping ports, and other economic uncertainties affecting trade between the U.S. and other countries where we source components for our products. Any such actions could increase the cost to us of such products and cause increases in the prices at which we sell such products, which could adversely affect the financial performance of our business. Similarly, these actions could result in cost increases or supply chain delays that impact third party products (e.g., steel poles) which could lead our customers to delay or cancel planned purchases of our products.
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
•potentially adverse tax consequences;
•reduced protection for intellectual property rights in some countries; and
•pandemic and epidemic events, such as COVID-19, and related government responses, including travel restrictions, quarantines and "stay-at-home" orders.
Substantially all of our international product sales are denominated in U.S. dollars. As a result, an increase in the relative value of the U.S. dollar could make our products more expensive and potentially less price competitive in international markets. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.
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
The trading price of our common stock has been subject to wide fluctuations in the past. From March 31, 2020 through March 31, 2023, our common stock has traded at prices as low as $2.40 per share and as high as $7.81 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:
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
•the impact of any litigation or other legal proceedings;
•changes in investor perceptions;
•government funding, political agendas and other budgetary constraints;
•changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry in general;
•changes in earnings estimates or investment recommendations by securities analysts; and
•international conflicts, political unrest and acts of terrorism.
The stock market is currently experiencing and has from time-to-time experienced volatility, which has often affected and may continue to affect the market prices of equity securities of many technology and smaller companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were to become the subject of a class action lawsuit, it could result in substantial losses and divert management's attention and resources from other matters.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our largest facility is located in Santa Ana, CA where we lease approximately 47,000 square feet of office, manufacturing and warehouse space pursuant to a lease which terminates in March 2027 (see Note 7, Right-of-Use Assets and Lease Liabilities, to the Financial Statements for more information).
ITEM 3. LEGAL PROCEEDINGS
The information is set forth under the heading "Litigation and Other Contingencies" (see Note 6, Commitments and Contingencies, to the Financial Statements for more information).
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has traded on the Nasdaq Capital Market under the symbol "ITI" since February 8, 2016. Prior to that, our common stock traded on the New York Stock Exchange under the same symbol.
As of June 26, 2023, we had 276 holders of record of our common stock according to information furnished by our transfer agent. The actual number of stockholders is greater than this number of record holders, as the total number also includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance can be found under Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
Dividend Policy
We have never paid or declared cash dividends on our common stock, and have no current plans to pay such dividends in the foreseeable future. We currently intend to retain any earnings for working capital, investment and general corporate purposes. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including, but not limited to, future earnings, the success of our business, our capital requirements, our general financial condition and future prospects, general business conditions, and such other factors as the Board of Directors may deem relevant.
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
On November 6, 2014, the Board approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From the inception of the 2012 stock repurchase program through its termination on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of March 31, 2023, these repurchased shares had been retired and resumed their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors terminated the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market through privately negotiated transactions and through block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. During Fiscal 2023, we repurchased 0.3 million shares, for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share. As of March 31, 2023 approximately $9.1 million remained available for the repurchase of our common stock under our current program. No shares were repurchased during the three months ended March 31, 2023.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Financial Statements and related Notes thereto included in Part II, Item 8 of this report and the "Risk Factors" section in Part I, Item 1A, as well as the other cautionary statements and risks described elsewhere in this report before deciding to purchase, hold or sell our common stock.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
Recent Developments
Impact of COVID-19 on Our Business
The Pandemic materially adversely impacted global economic conditions. As COVID-19 has entered an endemic stage, COVID-19 may continue to have an unpredictable and unprecedented impact, including possible additional supply chain disruption, workplace dislocation, economic contraction, and negative pressure on customer budgets and customer sentiment.
Given the uncertainties surrounding the impacts of COVID-19 on the Company's future financial condition and results of operations, we have and may continue to identify and execute various actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions include, but are not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities (see Note 3, Restructuring Activities, to the Financial Statements for more information).

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate the impact of component shortages, we increased inventory levels for parts in short supply. In the event demand does not materialize, we would need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components at any price, even from third-party brokers, to meet customer demand, resulting in high levels of backlog that we are unable to ship. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and by accumulating inventory in the first two quarters of Fiscal 2023. We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future.

Due to the supply chain environment, the Company increased inventory by approximately $2.9 million as part of the Company's supply chain strategy for Fiscal 2023. The cash flow used in operating activities of our continuing operations was approximately $4.5 million during the twelve months ended March 31, 2023. Cash used during Fiscal 2023 was primarily due to two factors. First, the planned increase in inventory during the first half of Fiscal 2023 and the continued re-design of certain circuit boards as part of the Company’s supply chain strategy to help assure the Company has enough product to satisfy customer demand. Second, the net operating loss as a result of higher inventory component costs related to the global supply chain constraints. The increase in inventory purchases and in particular components purchased in the secondary markets was curtailed in the second half of Fiscal 2023, and the Company currently does not expect to continue to accumulate inventory, in the same magnitude, in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to have sufficient liquidity.

The Company assessed the impacts of COVID-19 on the estimates and assumptions used in preparing our financial statements. The estimates and assumptions used in our assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of COVID-19, which has entered an endemic stage, and its resulting impact on global economic conditions. If economic conditions caused by COVID-19 do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. The Company will continue to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world. As a result, our assessment of the impact of COVID-19 may change.

Despite the impact of COVID-19, we believe that the ITS ("Intelligent Traffic Systems") industry in the U.S. should continue to provide new opportunities for the Company although, in the near term, the pace of new opportunities emerging may be restrained and the start dates of awarded projects may be delayed. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

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

As a global leader in smart mobility infrastructure management, we are committed to a cleaner, healthier and more sustainable future. Our core business aims to reduce climate impact through our work with public and private-sector partners to improve the efficiency of mobility, which, among other things has the benefit of reducing vehicle carbon emissions. For example, by reducing vehicle delays and stops through traffic signal timing projects, improving the efficiency and fuel consumption of public transit via signal priority programs, reducing time spent roadside for heavy-emitting commercial freight vehicles during inspection, our industry-leading portfolio of smart mobility infrastructure management solutions is currently helping cities and states to reduce their carbon footprint. Additionally, we continue to enhance the design of our sensors to withstand increasingly extreme weather conditions.
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
On May 6, 2022, approximately $0.9 million was paid to settle the balance of a security hold back agreed to as part of the acquisition, net of approximately $0.1 million of post-closing adjustments. As of March 31, 2023, the achievement levels of the revenue targets with respect to the earnout were resolved and the balance remaining of approximately $0.6 million was accrued in accordance with the terms of the agreement. This item is included in accrued liabilities on the balance sheets.
Simultaneous with closing the transaction, the parties entered into certain ancillary agreements that provided Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business used to support its real-time and predictive travel data and associated content until termination of these agreements on December 6, 2022.
Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before taxes, depreciation, amortization, interest expense, stock-based compensation expense, restructuring charges, project loss reserves, acquisition earnout payments, and executive severance and transition costs (“Adjusted EBITDA”) was approximately $(6.6) million, and $4.5 million for the fiscal years ended March 31, 2023 and 2022, respectively. Components of Adjusted EBITDA may be adjusted from time to time to reflect specific events and circumstances as they occur.

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

Because of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our audited financial statements contained in this Form 10-K. However, in spite of the above limitations, we believe that Adjusted EBITDA and the related financial ratios are useful to an investor in evaluating our results of operations because these measures:

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
The following financial items have been added back to or subtracted from our net income (loss) when calculating Adjusted EBITDA:

•Income tax expense. This amount may be useful to investors because it represents the taxes that might be payable for the period and the change in deferred taxes during the period, and therefore could reduce cash flow available for use in our business.
•Depreciation expense. Iteris excludes depreciation expense primarily because it is a non-cash expense. These amounts may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations.
•Amortization expense. Iteris incurs amortization of intangible assets in connection with acquisitions. Iteris also incurs amortization related to capitalized software development costs. Iteris excludes these items because it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights.
•Interest expense. Iteris excludes interest expense because it does not believe this item is reflective of ongoing business and operating results. This amount may be useful to investors for determining current cash flow. For Fiscal 2023, interest expense includes amortization of the remaining capitalized deferred financing costs due to the termination of the Credit Agreement (see Note 12, Long-Term Debt, to the Financial Statements for more information).
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

Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Year Ended March 31,
	2023	2022
	(In thousands)
Net income (loss) from continuing operations	$(14,855)	$(6,900)

Income tax expense	135	174
Depreciation expense	615	820
Amortization expense	3,179	3,240
Interest expense	329	—
Stock-based compensation	2,890	3,401
Other adjustments:
Restructuring charges	707	—
Project loss reserves	—	3,394
Acquisition earnout payments	376	—
Executive severance and transition costs	—	340
Total adjustments	8,231	11,369
Adjusted EBITDA	$(6,624)	$4,469
Percentage of total revenues	(4.2)%	3.3%

Critical Accounting Policies and Estimates
"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on our financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period (see Note 1, Description of Business and Summary of Significant Accounting Policies, to the Financial Statements for more information). In preparing our financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, goodwill, and income taxes have the most potential impact on our financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.
The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition. Our revenue arrangements are complex in nature and require significant judgement in determining the performance obligation structure. Each contract is unique in nature and therefore is assessed individually for appropriate accounting treatment.
Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenue from contracts with customers, ranging from multi-year agreements to purchase orders.

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

Service revenues sometimes consist of revenues derived from the use of the Company’s service platforms and APIs on a subscription basis as well as from maintenance and support. We generate this revenue from fees monthly active user fees, SaaS fees, hosting and storage fees, and maintenance and support fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services in these situations as the customer obtains equal benefit from the service throughout the service period.

Service revenues are also derived from engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. For fixed fee contracts, we recognize revenue over time using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportional cost incurred closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Other contracts can be based on a Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) structure, where such contracts are considered to involve variable consideration. However, contractual performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract or reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that the fair value of a reporting unit is more likely than not, less than its carrying value, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of the reporting units. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including future gross margin rates, expense rates, capital expenditures and other estimates), and a rate used to discount estimated future cash flow projections to their present value (or estimated fair value) based on estimated weighted average cost of capital (i.e., the selected discount rate). We select assumptions used in the financial forecasts by using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses (i.e., guideline companies). The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

Income Taxes. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three fiscal years, we considered it appropriate to maintain valuation allowances of $18.7 million and $14.9 million against our deferred tax assets at March 31, 2023 and March 31, 2022, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Due to the magnitude of the impact of supply chain issues occurring during Fiscal 2023 and the addition to cumulative pre-tax loss, we currently cannot estimate when sufficient positive evidence may become available to allow us to reach a conclusion that any portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to the level of profitability that we are able to actually achieve.
Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the Financial Statements, included in Part II, Item 8 of this report for a discussion of recent accounting pronouncements.
Analysis of Fiscal 2023 and Fiscal 2022 Results of Operations
Total Revenues. The following table presents details of total revenues for Fiscal 2023 as compared to Fiscal 2022:

	Year Ended March 31,
	2023	2022	$ Increase	% Change
	(In thousands, except percentage)
Product revenues	$85,097	$68,729	$16,368	23.8%
Service revenues	70,955	64,843	6,112	9.4%
Total revenues	$156,052	$133,572	$22,480	16.8%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for Fiscal 2023 increased approximately 23.8% to $85.1 million, compared to $68.7 million in Fiscal 2022, primarily due to continued strong demand for our sensors. Our circuit board redesign efforts allowed us to ship more sensor units compared to the prior year period, despite supply chain shortages and constraints, particularly in the second half of Fiscal 2023.

Service revenues consist of software, managed services, systems integration, and consulting services revenues. In certain instances, the lack of third-party product availability can impact the timing of systems integration projects and associated revenue recognition. Service revenues for Fiscal 2023 increased approximately 9.4% to $71.0 million, compared to $64.8 million in Fiscal 2022. This increase was primarily due to continued adoption of Iteris' ClearMobility Platform and increased software and managed services revenue. Total annual recurring revenue, which we define as revenues from software and managed services contracts, was approximately 25% of total revenue for Fiscal 2023 and approximately 25% of total revenue for Fiscal 2022.
The Company added approximately $170.3 million of new bookings, or potential revenue under binding agreements, during Fiscal 2023. The Company's total ending backlog increased approximately 14% to approximately $114.2 million as of March 31, 2023, as compared to approximately $99.9 million as of March 31, 2022.
Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements, but it does not represent the total contract award if a firm purchase order or task order has not yet been issued under the contract, and are not included in deferred revenue on our balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders, but there can be no assurances we will recognize revenue from bookings or backlog timely or ever.

Gross Profit. The following tables present details of our gross profit for Fiscal 2023 compared to Fiscal 2022:

	Year Ended March 31,
	2023	2022	$ Increase (decrease)	% Change
	(In thousands, except percentage)
Product gross profit	$22,084	$28,228	$(6,144)	(21.8%)
Service gross profit	19,934	19,165	769	4.0%
Total gross profit	$42,018	$47,393	$(5,375)	(11.3%)
Product gross margin as a % of product revenues	26.0%	41.1%
Service gross margin as a % of service revenues	28.1%	29.6%
Total gross margin as a % of total revenues	26.9%	35.5%
Our product gross margin as a percentage of product revenues for Fiscal 2023 decreased approximately 1,510 basis points compared to Fiscal 2022. The decline was primarily due to global supply chain constraints that prevented the Company from sourcing certain electronics components (most notably semiconductors) through traditional channels at normal prices and resulted in approximately $16.0 million higher cost for Fiscal 2023 than otherwise would have occurred. To maintain customer loyalty, increase market penetration, and build buffer stock to reduce future shipping disruptions, the Company sourced various components from electronics brokers (or aftermarket brokers) at significantly elevated prices. The Company saw supply chain improvement in the second half of Fiscal 2023, aided by the release of new circuit board designs containing components more readily available from traditional supplier channels at more reasonable prices.
Our service gross margin as a percentage of service revenues for Fiscal 2023 decreased 150 basis points compared to Fiscal 2022 primarily due to a higher proportion of cost of revenue related to subcontractors and higher costs for data we purchased in the current year.
Our total gross margin as a percentage of total revenues for Fiscal 2023 decreased 860 basis points compared to Fiscal 2022 primarily as a result of the aforementioned reasons.
We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with both key public-sector and private-sector customers. While we believe our ability to obtain additional large contracts will contribute to overall revenue growth, the mix of subcontractor revenue and third-party product sales to our public-sector customers will likely affect the related total gross profit from period to period, as total revenues derived from subcontractors and third-party product sales generally have lower gross margins than revenues generated by our own products and professional services.
General and Administrative Expense
General and administrative expense for Fiscal 2023 decreased approximately 12% to $22.1 million, compared to $25.1 million in Fiscal 2022 due to restructuring activities and the Company's continued cost control measures.
Sales and Marketing Expense
Sales and marketing expense for Fiscal 2023 increased approximately 20% to $22.8 million, compared to $18.9 million in Fiscal 2022 primarily due to the planned addition of sales and sales support representatives to drive revenue growth, resulting in higher compensation and benefit costs.
Research and Development Expense
Research and development expense for Fiscal 2023 increased approximately 13% to $8.3 million, compared to $7.4 million in Fiscal 2022. The overall increase was primarily due to the continued investment in research and development activities largely focused on improving our existing software related offerings and the re-design of certain circuit boards as part of the Company's supply chain management program.
We plan to continue to invest in the development of further enhancements and new functionality of our Iteris ClearMobility Platform which includes among other things our software portfolio and our Vantage sensors.
Certain development costs were capitalized into intangible assets in the Company's balance sheets in both the current and prior year periods; however, certain development costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our software solutions. This continued

investment may result in increases in research and development costs, as well as additional capitalized software assets in future periods.
Impairment of Goodwill
Based on our goodwill impairment testing for Fiscal 2023, we believe the carrying value of our goodwill was not impaired, as the estimated fair values of our reporting units exceeded their carrying values. If factors such as our actual financial results, or the plans and estimates used in future goodwill impairment analyses, are lower than our current estimates used to assess impairment of our goodwill, we could incur goodwill impairment charges in the future.
Amortization of Intangible Assets
Amortization expense for intangible assets subject to amortization was approximately $3.2 million for both Fiscal 2023 and Fiscal 2022. Approximately $0.5 million and $0.6 million of the intangible asset amortization was recorded to cost of revenues, and approximately $2.6 million and $2.7 million was recorded to amortization expense for Fiscal 2023 and Fiscal 2022, respectively, in the statements of operations.
Interest Income (Expense), Net
Net interest expense was approximately $0.3 million and $0.0 million in Fiscal 2023 and Fiscal 2022, respectively. The increase in net interest expense in the current year was primarily due to amortization of capitalized deferred financing costs and commitment fees upon termination of our Credit Agreement with Capital One (see Note 12, Long-Term Debt, to the Financial Statements for more information).
Income Taxes
The following table presents our provision for income taxes for Fiscal 2023 and Fiscal 2022:

	Year Ended March 31,
	2023	2022
	(In thousands, except percentage)
Provision for income taxes	$135	$174
Effective tax rate	(0.9)%	(2.5)%
For Fiscal 2023 and Fiscal 2022, the difference between the statutory and the effective tax rate was primarily attributable to the valuation allowance recorded against our deferred tax assets.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three fiscal years, we considered it appropriate to maintain valuation allowances of $18.7 million and $14.9 million against our deferred tax assets at March 31, 2023 and 2022, respectively. We will continue to reassess the appropriateness of maintaining a valuation allowance.
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
At March 31, 2023, we had $23.5 million of federal net operating loss carryforwards that do not expire as a result of recent tax law changes. We also had $16.4 million of state net operating loss carryforwards that begin to expire in 2031. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will provide reductions in our future income tax payments, that would otherwise be higher using statutory tax rates.
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
At March 31, 2023, we had $24.8 million in working capital, excluding current liabilities of discontinued operations, which included $16.7 million in cash and cash equivalents. This compares to working capital of $35.2 million at March 31, 2022, which included $23.8 million in cash and cash equivalents.
The following table summarizes our cash flows from continuing operations for Fiscal 2023 and Fiscal 2022:

	Year Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(4,507)	$(5,593)
Investing activities	(1,874)	999
Financing activities	(372)	1,563
Operating Activities. Net cash used by operating activities of our continuing operations for Fiscal 2023 was $4.5 million and primarily reflects our net loss from continuing operations of approximately $14.9 million, which included $8.9 million of non-cash items including lease expense, depreciation expenses, stock-based compensation, and amortization of intangible assets. Changes in the balances of operating assets and liabilities provided inflows of approximately $1.5 million in total, as the benefit of strong overall working capital management in relation to revenue growth was offset by higher cost of inventory due to supply chain disruption. Net cash used in operating activities due to discontinued operations was $0.3 million.
Net cash used by operating activities of our continuing operations for Fiscal 2022 of $5.6 million was primarily the result of our net loss from continuing operations of approximately $6.9 million, which included $13.1 million of non-cash items including lease expense, depreciation expenses, stock-based compensation, and amortization of intangible assets, coupled with approximately $11.8 million of outflows from changes in working capital. Net cash used in operating activities due to discontinued operations was $0.1 million.
Investing Activities. Net cash used by investing activities of our continuing operations during Fiscal 2023 was primarily the result of approximately $0.5 million of property and equipment purchases, and approximately $1.3 million of capitalized software development costs, primarily in VantageLive! and ClearGuide, respectively. Net cash provided by investing activities from discontinued operations was $0.0 million.
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
Financing Activities. Net cash used by financing activities of our continuing operations during Fiscal 2023 was primarily the result of approximately $0.1 million and $0.5 million of cash proceeds from the exercise of stock options and purchases of Employee Stock Purchase Plan ("ESPP") shares, respectively which were offset by repurchases of common stock of approximately $0.9 million.
Net cash provided by financing activities of our continuing operations during Fiscal 2022 was primarily the result of approximately $1.3 million and $0.4 million of cash proceeds from the exercise of stock options and purchases of ESPP shares, respectively.
Off-Balance Sheet Arrangements
We do not have any other material off-balance sheet arrangements at March 31, 2023.
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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Iteris, Inc. (the "Company") as of March 31, 2023 and 2022, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company's service revenues within the Services and Software revenue streams, primarily derive revenue from long-term engineering & consulting services and software as a service ("SaaS"). The Company accounts for individual services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the services, the solution provided and the structure of the sales contract. During the year ended March 31, 2023, the Company recognized service revenues from contracts with customers of $71.0 million.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s determination of distinct performance obligations relating to service revenues for these contracts included the following, among others:

· We tested the effectiveness of controls related to management’s identification and assessment of distinct performance obligations in contracts with customers.

· We selected a sample of customer contracts to evaluate the appropriateness of management’s determination of distinct performance obligations.

· We selected a sample of invoices and determined whether amounts invoiced were in accordance with the related contract terms. Further, we inspected line items on the invoice to verify that all line items were included in management's evaluation of performance obligations.

· We selected a sample of customer contracts and investigated changes in current forecasted cost to original forecasted cost to evaluate if changes in estimate are indicative of existing services known by operations personnel, but not previously considered as distinct performance obligations by management.

· We investigated offsets to revenue to determine that they represent a valid purpose and a service was not previously unidentified.

· We selected a sample of expenditures and determined whether the service represented by the selected transaction was properly identified and evaluated by management as a distinct performance obligation.

/s/ Deloitte & Touche LLP

Costa Mesa, CA
June 29, 2023

We have served as the Company's auditor since 2016.

Iteris, Inc.
Balance Sheets
(In thousands, except par value)

	March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$16,587	$23,689
Restricted cash	140	120
Trade accounts receivable, net of allowance for doubtful accounts of $357 and $903 at March 31, 2023 and 2022, respectively	23,809	25,628
Unbilled accounts receivable	8,349	8,470
Inventories	10,841	7,980
Prepaid expenses and other current assets	3,128	4,076
Total current assets	62,854	69,963
Property and equipment, net	1,297	1,392
Right-of-use assets	8,345	11,382
Intangible assets, net	10,190	11,780
Goodwill	28,340	28,340
Other assets	768	1,120
Noncurrent assets of discontinued operations	—	6
Total assets	$111,794	$123,983
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$12,943	$11,926
Accrued payroll and related expenses	12,923	11,409
Accrued liabilities	5,453	5,623
Deferred revenue	6,720	5,779
Current liabilities of discontinued operations	—	163
Total current liabilities	38,039	34,900
Lease liabilities	7,641	10,763
Deferred income taxes	422	337
Unrecognized tax benefits	79	105
Other long-term liabilities	2,707	2,456
Noncurrent liabilities of discontinued operations	—	172
Total liabilities	48,888	48,733
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000	—	—
Issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—Authorized shares—70,000 at March 31, 2023 and March 31, 2022
Issued and outstanding shares— 42,808 at March 31, 2023 and 42,416 at March 31, 2022	4,282	4,242
Treasury Stock	(891)	—
Additional paid-in capital	190,082	186,720
Accumulated deficit	(130,567)	(115,712)
Total stockholders' equity	62,906	75,250
Total liabilities and stockholders' equity	$111,794	$123,983

See accompanying Notes to the Financial Statements.

Iteris, Inc.
Statements of Operations
(In thousands, except per share amounts)

	Year Ended March 31,
	2023	2022
Product revenues	$85,097	$68,729
Service revenues	70,955	64,843
Total revenues	156,052	133,572
Cost of product revenues	63,013	40,501
Cost of service revenues	51,021	45,678
Cost of revenues	114,034	86,179
Gross profit	42,018	47,393
Operating expenses:
General and administrative	22,083	25,131
Sales and Marketing	22,802	18,929
Research and development	8,321	7,354
Amortization of intangible assets	2,620	2,673
Restructuring charges	707	—
Total operating expenses	56,533	54,087
Operating income (loss)	(14,515)	(6,694)
Non-operating income (expense):
Other income (expense)	124	(18)
Interest income (expense)	(329)	(14)
Income (loss) from continuing operations before income taxes	(14,720)	(6,726)
Provision for income taxes	(135)	(174)
Net income (loss) from continuing operations	(14,855)	(6,900)
Loss from discontinued operations before gain on sale, net of tax	—	(180)
Net income (loss) from discontinued operations, net of tax	—	(180)
Net income (loss)	$(14,855)	$(7,080)

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$(0.35)	$(0.16)
Income per share from discontinued operations	$0.00	$0.00
Net income (loss) per share	$(0.35)	$(0.16)

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$(0.35)	$(0.16)
Income per share from discontinued operations	$0.00	$0.00
Net income (loss) per share	$(0.35)	$(0.16)

Shares used in basic per share calculations	42,374	42,222
Shares used in diluted per share calculations	42,374	42,222

See accompanying Notes to the Financial Statements.

Iteris, Inc.
Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021 (as previously reported)	41,687	4,170	—	—	181,828	(107,019)	78,979
Correction (Note 1)	—	—	—	—	—	(1,613)	(1,613)
Balance at March 31, 2021 (as corrected)	41,687	4,170	—	—	181,828	(108,632)	77,366
Stock option exercises	489	48	—	—	1,282	—	1,330
Issuance of shares pursuant to Employee Stock Purchase Plan	95	9	—	—	427	—	436
Stock-based compensation	—	—	—	—	3,401	—	3,401
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	145	15	—	—	(218)	—	(203)
Net loss	—	—	—	—	—	(7,080)	(7,080)
Balance at March 31, 2022	42,416	4,242	—	—	186,720	(115,712)	75,250
Stock option exercises	60	7	—	—	98	—	105
Issuance of shares pursuant to Employee Stock Purchase Plan	180	19	—	—	471	—	490
Stock-based compensation	—	—	—	—	2,890	—	2,890
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	152	14	—	—	(97)	—	(83)
Treasury stock purchases	—	—	300	(884)	—	—	(884)
Deferred shares held within rabbi trust	—	—	69	(7)	—	—	(7)
Net loss	—	—	—	—	—	(14,855)	(14,855)
Balance at March 31, 2023	42,808	$4,282	369	$(891)	$190,082	$(130,567)	$62,906

See accompanying Notes to the Financial Statements.

Iteris, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(14,855)	$(7,080)
Less: Net income (loss) from discontinued operations	—	(180)
Net income (loss) from continuing operations	(14,855)	(6,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Project Loss	—	3,394
Right-of-use asset non-cash expense	2,114	2,515
Deferred income tax	59	(485)
Depreciation of property and equipment	615	820
Stock-based compensation	2,890	3,401
Amortization of intangible assets	3,179	3,240
Loss on disposal of equipment	8	177
Other	(7)	—
Changes in operating assets and liabilities, net of effects of discontinued operations and acquisitions:
Trade accounts receivable	1,819	(6,608)
Unbilled accounts receivable and deferred revenue	1,385	148
Inventories	(2,861)	(2,914)
Prepaid expenses and other assets	1,300	(2,495)
Trade accounts payable and accrued expenses	1,253	2,683
Operating lease liabilities	(1,406)	(2,569)
Net cash provided by (used in) operating activities - continuing operations	(4,507)	(5,593)
Net cash used in operating activities - discontinued operations	(329)	(128)
Net cash provided by (used in) in operating activities	(4,836)	(5,721)
Cash flows from investing activities
Purchases of property and equipment	(528)	(466)
Maturities of investments	—	3,100
Capitalized software development costs	(1,346)	(1,635)
Net cash provided by (used in) investing activities - continuing operations	(1,874)	999
Net cash provided by investing activities - discontinued operations	—	1,500
Net cash provided by (used in) investing activities	(1,874)	2,499
Cash flows from financing activities
Repurchases of common stock	(884)	—
Proceeds from stock option exercises	105	1,330
Proceeds from ESPP purchases	490	436
Tax withholding payments for net share settlements of restricted stock units	(83)	(203)
Net cash provided by (used in) financing activities - continuing operations	(372)	1,563
Net cash provided by (used in) financing activities	(372)	1,563
Increase (decrease) in cash, cash equivalents and restricted cash	(7,082)	(1,659)
Cash, cash equivalents and restricted cash at beginning of period	23,809	25,468
Cash, cash equivalents and restricted cash at end of period	$16,727	$23,809
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$—	$223
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$14	$15
Lease liabilities arising from obtaining right-of-use assets	$313	$2,544
Capitalized software development costs	$243	$—
See accompanying Notes to the Financial Statements.

Iteris, Inc.
Notes to Financial Statements
March 31, 2023

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively in this report as "Iteris", the "Company", "we", "our", and "us") is a provider of smart mobility infrastructure solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone.
As a pioneer in intelligent transportation systems ("ITS") technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service ("SaaS") offerings, mobility consulting services, and cloud-enabled managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States ("U.S.") and internationally.
We believe our products, solutions and services increase vehicle and pedestrian safety and decrease congestion within our communities, while also reducing environmental impact, including vehicle carbon emissions.
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
Recent Developments
COVID-19 Update
The COVID-19 pandemic (the “Pandemic”) materially adversely impacted global economic conditions. As COVID-19 has entered an endemic stage, COVID-19 may continue to have an unpredictable and unprecedented impact on the global economy, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment.

Given the uncertainties surrounding the impacts of COVID-19 on the Company's future financial condition and results of operations, we have and may continue to identify and execute various actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions include, but are not limited to, reducing discretionary spending, reducing capital expenditures, and implementing restructuring activities (see Note 3, Restructuring Activities, to the Financial Statements for more information).

Our products require specialized parts which have become more difficult to source. In some cases, we have had to purchase such parts from third-party brokers at substantially higher prices. Additionally, to mitigate the impact of component shortages, we increased inventory levels for parts in short supply. In the event demand does not materialize, we would need to hold excess inventory for several quarters. Alternatively, we may be unable to source sufficient components, even from third-party brokers, at any price, to meet customer demand, resulting in high levels of backlog that we are unable to ship. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and by accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 ("Fiscal 2023"). We have placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity and may need to continue to do so in the future.

Due to the supply chain environment, the Company increased inventory by approximately $2.9 million as part of the Company’s supply chain strategy for Fiscal 2023. The cash flow used in operating activities of our continuing operations was approximately $4.5 million during the twelve months ended March 31, 2023. Cash used during Fiscal 2023 was primarily due to two factors. First, the planned increase in inventory during the first half of Fiscal 2023 and continued re-design of certain circuit boards as part of the Company’s supply chain strategy to help assure the Company has enough product to satisfy customer demand. Second, the net operating loss as a result of higher inventory component costs related to the global supply chain constraints. The increase in inventory purchases and in particular components purchased in the secondary markets was curtailed in the second half of Fiscal 2023, and the Company currently does not expect to continue to accumulate inventory, in the same magnitude, in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to have sufficient liquidity.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company applied certain beneficial provisions of the CARES Act, including the payroll tax deferral and the alternative minimum tax acceleration. As of March 31, 2023, the Company had repaid all amounts deferred under the CARES Act (see Note 5, Income Taxes, to the Financial Statements for more information).

COVID-19 has had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility has remained open throughout the Pandemic, many of our employees worked remotely during the past three years. With the recent easing of COVID-19 restrictions imposed by local and state authorities, a larger portion of our workforce has returned to our various facilities while others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. Additionally, we have been able to timely file financial reports. We believe we have the infrastructure to efficiently work remotely during COVID-19's current endemic stage and well into the future.

The Company assessed the impacts of COVID-19 on the estimates and assumptions used in preparing our financial statements. The estimates and assumptions used in our assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of COVID-19, which has entered an endemic stage, and its resulting impact on global economic conditions. If economic conditions caused by COVID-19 do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be materially impacted. The Company will continue to assess the effect on its operations by monitoring the impact of COVID-19 and the actions implemented to combat the virus throughout the world. As a result, our assessment of the impact of COVID-19 may change.
Acquisition of the Assets of TrafficCast International, Inc.
On December 6, 2020, the Company entered into an Asset Purchase Agreement (the “TrafficCast Purchase Agreement”) with TrafficCast International, Inc. (“TrafficCast”), a privately held company headquartered in Madison, Wisconsin that provides travel information technology, applications and content to customers throughout North America in the media, mobile technology, automotive and public sectors. Under the TrafficCast Purchase Agreement, the Company agreed to purchase from TrafficCast substantially all of its assets, composed of its travel information technology, applications and content (the “TrafficCast Business”) and assume certain specified liabilities of the TrafficCast Business.

On May 6, 2022, approximately $0.9 million was paid to settle the balance of security hold back agreed to as part of the acquisition, net of approximately $0.1 million of post-closing adjustments. As of March 31, 2023, the achievement levels of the revenue targets with respect to the earnout were resolved and the balance remaining of approximately $0.6 million was accrued in accordance with the terms of the agreement. This item is included in accrued liabilities on the balance sheets.

Simultaneous with closing the transaction, the parties entered into certain ancillary agreements that provided Iteris with ongoing access to mapping and monitoring services that the TrafficCast Business used to support its real-time and predictive travel data and associated content until termination of these agreements on December 6, 2022.
Restructuring Activities
To help offset recent increases in supply chain costs, on May 12, 2022, the Board of Directors of Iteris, Inc. approved additional restructuring activities to better position the Company for increased profitability and growth. The Company incurred employee separation costs in relation to these activities, which were included in restructuring charges on the statement of operations (see Note 3, Restructuring Activities, to the Financial Statements for more information).
Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made in the preparation of the financial statements include, but are not limited to, recoverability of long-lived and intangible assets; fair value of acquired intangible assets and goodwill; estimates of future cash flows used to assess the recoverability of the impairment of goodwill; collectability of accounts receivable and related allowance for doubtful accounts; projections of taxable income used to assess realizability of deferred tax assets; warranty reserves; costs to complete long-term contracts; indirect cost rates used in cost plus contracts; fair value of stock option awards and equity instruments; fair value of contingent consideration and capitalization and estimated useful life of the Company's internal-use software development costs. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenue from contracts with customers, ranging from multi-year agreements to purchase orders.

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

Service revenues sometimes consist of revenues derived from maintenance support and the use of the Company’s service platforms and Application Programming Interfaces ("APIs") on a subscription basis. We generate this revenue from fees for maintenance and support, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services in these situations as the customer obtains equal benefit from the service throughout the service period.

Service revenues are also derived from long-term engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. For fixed fee contracts, we recognize revenue over time using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportional cost incurred closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Other contracts can be based on a Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) structure, where such contracts are considered to involve variable consideration. However, contractual performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract or reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.

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

The Company's typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Product Revenues
Standard purchase orders for delivery of a tangible product	Upon shipment (point in time)	Within 30 days of delivery	Observable transactions
Engineering services where the deliverable is considered a product	As work is performed (over time)	Within 30 days of services being invoiced	Estimated using a cost-plus margin approach
Service Revenues
Engineering, managed services, and consulting services	As work is performed (over time)	Within 30 days of services being invoiced	Estimated using a cost-plus margin approach
SaaS	Over the course of the SaaS service once the system is available for use (over time)	At the beginning of the contract period	Estimated using a cost-plus margin approach
Extended warranty service	Over the course of the extended warranty period (over time)	At the beginning of the contract period	Estimated using a cost-plus margin approach
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product revenues and services revenues.
Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for goods and services as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in trade accounts receivable, net in the accompanying balance sheet at their net estimated realizable value.
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
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented as unbilled accounts receivable in the accompanying balance sheet. For example, we would record a contract asset if we record revenue on a professional services engagement, but are not entitled to bill until we achieve specified milestones.
Our contract assets and refund liabilities are reported in a net position on a contract basis at the end of each reporting period. Refund liabilities are consideration received in advance of the satisfaction of performance obligations.
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of March 31, 2023 and 2022, there was approximately $0.5 million and $0.6 million, respectively, of contract fulfillment costs which are presented in the accompanying balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
A contract loss is recorded if the expected costs of fulfilling the contract exceeds the expected consideration from the customer. During the twelve months ended March 31, 2022, due to delays in the completion of a software development contract with a customer, the Company recorded an estimated loss on the contract of approximately $3.4 million, charged to cost of sales, of which approximately $0.9 million related to previously capitalized software development costs and the remainder reduced the balance of the related contract fulfillment costs. The terms of the contract have since been amended to a time and materials structure, and no further additional contract losses are expected for this contract. During the twelve months ended March 31, 2023, no amounts were recorded for contract losses. The estimates and assumptions used in these assessments were based upon management's judgment and may be subject to change as new events occur and additional information is obtained. If the future estimated costs to fulfill a contract exceed the expected consideration from the customer, the Company's financial condition, cash flows, and results of operations may be materially impacted.
Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2023 and 2022, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
Practical Expedients and Exemptions
T&M and CPFF contracts are considered variable consideration. However, performance obligations with an underlying fee type of T&M or CPFF qualify for the "Right to Invoice" Practical Expedient under ASC 606-10-55-18. Under this practical expedient, the Company is not required to estimate such variable consideration upon inception of the contract or reassess the estimate each reporting period.
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
The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (for example, sales, use, value added, and some excise taxes). This employs the practical expedient under ASC 606-10-32-2A. Sales taxes are presented on a net basis (excluded from revenues) in the accompanying statements of operations.
Deferred Revenue
Deferred revenue in the accompanying balance sheets is comprised of billings and consideration received in advance of the satisfaction of performance obligations.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high quality financial institutions, and therefore are believed to have minimal credit risk. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2023, the Company had approximately $16.2 million of deposits at financial institutions in excess of the FDIC insured limit.
Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe, South America and Asia. We generally do not require collateral or other security from our domestic customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management's expectations.
We currently have, and historically have had, a diverse customer base. For Fiscal 2023 and the fiscal year ended March 31, 2022 ("Fiscal 2022"), no individual customer represented greater than 10% of our total revenues. As of March 31, 2023 and 2022, no individual customer represented greater than 10% of our total accounts receivable.
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
As of March 31, 2023 and 2022 restricted cash was $0.1 million and $0.1 million, respectively, related to cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 9, Employee Benefit Plans, to the Financial Statements for more information).
Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$16,587	$23,689
Restricted cash	140	120
	$16,727	$23,809
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers' financial condition. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. The allowance for doubtful accounts was approximately $0.4 million and $0.9 million as of March 31, 2023 and 2022, respectively.
Inventories
Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.
Property and Equipment
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life of the related assets ranging from three to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.

Intangible Assets
Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. When determining useful life, the Company considers the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment at least annually.
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
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual quantitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. In prior years the Company had two operating and reportable segments, Roadway Sensors ("RWS") and Transportation Systems ("SYS"), which also represented the reporting units for purposes of goodwill impairment testing. In Fiscal 2021, the Company underwent a reorganization after which the Company also reassessed the reporting unit conclusion and determined that there are three reporting units and a single operating and reportable segment . As of March 31, 2023, there were no indicators of goodwill impairment.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. During the twelve months ended March 31, 2022, approximately $0.9 million of previously capitalized software development costs was charged to cost of sales due to the expected modification of a contract with a customer. See discussion on contract fulfillment costs for further details. During the fiscal years ended March 31, 2023 and 2022, there was no additional impairment to our long-lived and intangible assets.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, we determined it was appropriate to maintain a full valuation allowance against our deferred tax assets for the fiscal years ended March 31, 2023 and 2022. We will continuously reassess the appropriateness of our valuation allowance.
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
Stock-Based Compensation
We record stock-based compensation in our statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards are currently comprised of common stock options, restricted stock units and performance stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. The fair value of our performance stock unit awards is estimated on the grant date using a Monte Carlo simulation model. While the use of these models meets established requirements, the estimated fair values generated by the models may not be indicative of the actual fair values of our awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Research and Development Expenditures
Research and development expenditures are charged to expense in the period incurred.
Shipping and Handling Costs
Shipping and handling costs are included as cost of revenues in the period during which the products ship.
Sales Taxes
Sales taxes are presented on a net basis (excluded from revenues) in the statements of operations.
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
Warranty
We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of product revenues at the time revenue for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying balance sheets. We do not provide any service-type warranties.
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

Comprehensive Income (Loss)
The difference between net income (loss) and comprehensive income (loss) was de minimis for Fiscal 2023 and Fiscal 2022.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, ASU 2016-13 will now be effective for our fiscal year 2024 beginning April 1, 2023; however, early adoption is permitted. We are currently evaluating the timing and impact of adopting ASU 2016-13 on our financial statements.
Immaterial Correction of Prior Period Financial Statements
Subsequent to the issuance of the financial statements for the year ended March 31, 2022, we identified misstatements in Unbilled accounts receivable and Deferred revenue related to contract activity prior to the fiscal year ended March 31, 2021. As described in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Financial Statements, under the heading Trade Accounts Receivable and Contract Balances, contract assets and refund liabilities arise from time-to-time based on the difference in timing between the satisfaction of performance obligations and the receipt of consideration thereunder. Such misstatements relate to balances for contract assets and refund liabilities we determined should have previously been eliminated based on a combination of contract age and cessation of activity associated with certain contracts.
The Company evaluated the materiality of the errors both quantitatively and qualitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99 – Materiality, and SAB No. 108 – Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements and determined the effect of the misstatements were not material to the previously issued financial statements. We determined to restate the accompanying financial statements as of and for the year ended March 31, 2022 to correct for this matter.
The cumulative impact of the corrections is shown in the tables below. Because these corrections occurred at a time preceding the periods presented herein, all corrections are limited to the balance sheet as shown below.

Balance Sheet (in thousands):

	March 31, 2022
	As Previously Reported	Correction	As Corrected
Assets
Current assets:
Unbilled accounts receivable	$10,870	$(2,400)	$8,470
Total current assets	$72,363	$(2,400)	$69,963
Total assets	$126,383	$(2,400)	$123,983
Liabilities and stockholders' equity
Current liabilities:
Deferred revenue	$6,566	$(787)	$5,779
Total current liabilities	$35,687	$(787)	$34,900
Total liabilities	$49,520	$(787)	$48,733
Stockholders' equity:
Accumulated deficit	$(114,099)	$(1,613)	$(115,712)
Total stockholders' equity	$76,863	$(1,613)	$75,250
Total liabilities and stockholders' equity	$126,383	$(2,400)	$123,983
The associated correction to the net operating losses and valuation allowance components of deferred tax assets as of March 31, 2022 are reflected in Note 5, Income Taxes, to the Financial Statements, which had no net impact to deferred tax assets.

2. Supplementary Financial Information
Inventories, net
The following table presents details regarding our inventories, net:

	March 31,
	2023	2022
	(In thousands)
Raw materials	$7,840	$5,680
Work in process	315	200
Finished goods	2,686	2,100
	$10,841	$7,980
Property and Equipment, net
The following table presents details of our property and equipment, net:

	March 31,
	2023	2022
	(In thousands)
Equipment	$6,359	$6,825
Leasehold improvements	824	3,117
Accumulated depreciation	(5,886)	(8,550)
	$1,297	$1,392
Depreciation expense was approximately $0.6 million and $0.8 million in Fiscal 2023 and Fiscal 2022, respectively. Approximately $0.2 million and $0.2 million of the depreciation expense was recorded to cost of revenues, and approximately $0.4 million and $0.6 million was recorded to operating expenses in Fiscal 2023 and Fiscal 2022, respectively, in the accompanying statements of operations.
Intangible Assets, net

The following table presents details regarding our intangible assets, net:

	March 31, 2023			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(3,444)	$1,542	$4,986	$(2,519)	$2,467
Customer contracts / relationships	9,550	(4,371)	5,179	9,550	(2,959)	6,591
Trade names and non-compete agreements	782	(770)	12	782	(753)	29
Capitalized software development costs	7,489	(4,032)	3,457	5,900	(3,207)	2,693
Total	$22,807	$(12,617)	$10,190	$21,218	$(9,438)	$11,780
Amortization expense for intangible assets subject to amortization was approximately $3.2 million and $3.2 million for Fiscal 2023 and Fiscal 2022, respectively. Approximately $0.5 million and $0.6 million of the intangible asset amortization was recorded to cost of revenues, and approximately $2.6 million and $2.7 million was recorded to amortization expense for Fiscal 2023 and Fiscal 2022, respectively, in the statements of operations. The weighted average remaining useful lives of the intangible assets as of March 31, 2023 is 3.4 years.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements. Our net customer contracts/relationships have a useful life of 6 years. Our net trade names and non-compete agreements have a useful life of 3 years. Our net capitalized software development costs of approximately $3.5 million and $2.7 million primarily consisted of our Oracle Enterprise Resource Planning system design and implementation of approximately $1.1 million and $1.4 million as of March 31, 2023 and 2022, respectively, which has a useful life of 10 years.
As of March 31, 2023, the future estimated amortization expense is as follows:

Year Ending March 31,
(In thousands)
2024	3,550
2025	3,070
2026	1,845
2027	1,095
2028	618
Thereafter	—
$10,178
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Goodwill
The following table presents the carrying value of our goodwill for Fiscal 2023 and Fiscal 2022:

Total

Balance—March 31, 2023
Goodwill	$36,310
Acquired goodwill	—
Accumulated impairment losses	(7,970)
$28,340
Balance—March 31, 2022
Goodwill	$36,310
Acquired goodwill	—
Accumulated impairment losses	(7,970)
$28,340
Warranty Reserve Activity
The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2023	2022
	(In thousands)
Balance at beginning of fiscal year	$616	$569
Additions charged to cost of revenues	343	238
Warranty claims	(201)	(191)
Balance at end of fiscal year	$758	$616
Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	Year Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(14,855)	$(6,900)
Net income (loss) from discontinued operations, net of tax	—	(180)
Net income (loss)	$(14,855)	$(7,080)
Denominator:
Weighted average common shares used in basic computation	42,374	42,222
Dilutive stock options	—	—
Weighted average common shares used in diluted computation	42,374	42,222
Basic:
Net income (loss) per share from continuing operations:	$(0.35)	$(0.16)
Net income (loss) per share from discontinued operations:	$—	$—
Net income (loss) per basic share	$(0.35)	$(0.16)
Diluted:
Net income (loss) per share from continuing operations:	$(0.35)	$(0.16)
Net income (loss) per share from discontinued operations:	$—	$—
Net income (loss) per diluted share	$(0.35)	$(0.16)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted income (loss) per share from continuing operations as their effect would have been anti-dilutive for the years ended March 31, 2023 and 2022:

	Year Ended March 31,
	2023	2022
	(In thousands)
Stock options	5,886	3,857
Restricted stock units	457	386
3. Restructuring Activities
On May 12, 2022, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth. During the twelve months ended March 31, 2023, the Company incurred approximately $0.7 million related to employee separation costs in relation to these activities which were included in restructuring charges on the unaudited condensed statement of operations.
As of March 31, 2023, we had accrued approximately $0.2 million for severance and benefits related to the restructuring activities in accrued payroll and related expenses in the accompanying balance sheet. Our restructuring activities during Fiscal 2023 were as follows (in thousands):

Balance at March 31, 2022	$—
Charged to expenses	707
Cash payments	(465)
Balance at March 31, 2023	$242

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
We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2023 or 2022. Our non-financial assets, such as goodwill, intangible assets, property and equipment, securities held in the deferred compensation plan and the liabilities associated with the deferred compensation plan, and acquired assets and liabilities assumed are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets. In Fiscal 2023 and Fiscal 2022, Level 3 inputs were used to evaluate the goodwill of the Company. In Fiscal 2022, Level 3 inputs were used to evaluate the fair value of the contingent consideration related to the acquisition of TrafficCast. As of March 31, 2023, the inputs related to determination of the balance of the earnout were resolved and the final balance due of $0.6 million was accrued in accordance with the terms of the agreement. Accordingly, as of March 31, 2023, there were no items measured at fair value with Level 3 inputs. No other non-financial assets were measured at fair value as of March 31, 2023 and March 31, 2022.
The following tables present the Company's financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:	(In thousands)
Level 1:
Securities held in deferred compensation plan (1)	$1,426	$(437)	$321	$1,310
Total	$1,426	$(437)	$321	$1,310

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,201	$(296)	$563	$1,468
Level 3:
Contingent Consideration (3)	$600	$—	$—	$600
Transfers out (3)	(600)	—	—	(600)
Subtotal	—	—	—	—
Total	$1,201	$(296)	$563	$1,468

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$71	$—	$—	$71
Securities held in deferred compensation plan (1)	998	(106)	73	965
Subtotal	1,069	(106)	73	1,036
Level 2:
Commercial paper	7,499	—	—	7,499
Corporate notes and bonds	—	—	—	—
US treasuries	7,798	—	—	7,798
Subtotal	15,297	—	—	15,297
Total	$16,366	$(106)	$73	$16,333

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,013	$(106)	$72	$979
Level 3:
Contingent consideration (3)	$600	$—	$—	$600
Total	$1,613	$(106)	$72	$1,579
(1) Included in prepaid expenses and other current assets on the Company’s balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s balance sheet.
(3) As of March 31, 2022, the short-term portion of the balance of contingent consideration was included in accrued liabilities and the long-term portion was included in other long-term liabilities on the Company’s balance sheet. As of March 31, 2023, the inputs related to determination of the balance of the earnout were resolved and the final balance due was all short-term and included in accrued liabilities on the Company's balance sheet.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2023.

5. Income Taxes
The components of current and deferred federal and state income tax (benefit) provision are as follows:

	Year Ended March 31,
	2023	2022
	(In thousands)
Income (loss) from continuing operations before income taxes	$(14,720)	$(6,726)
Current income tax provision:
Federal	—	—
State	50	75
Total current tax provision	50	75
Deferred income tax provision:
Federal	34	33
State	51	66
Total deferred tax provision	85	99
Provision for income taxes on continuing operations	135	174
Income (loss) from continuing operations, net of taxes	$(14,855)	$(6,900)
The reconciliation of our income tax (benefit) provision to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2023	2022
	(In thousands)
Provision (benefit) for income taxes at statutory rates	$(3,091)	$(1,422)
State income taxes net of federal benefit	(423)	(559)
Tax credits	(434)	(141)
Compensation charges	156	34
Change in valuation allowance	3,849	2,169
Other	78	93
Provision for income taxes	$135	$174

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2023	2022 (as corrected)
	(In thousands)
Deferred tax assets:
Net operating losses	$5,962	$4,320
Capitalized R&D	2,866	1,808
Credit carry-forwards	4,868	4,530
Deferred compensation and payroll	3,290	2,902
Bad debt allowance and other reserves	914	1,299
Property and equipment	729	297
Acquired intangibles	294	129
Other, net	518	171
Total deferred tax assets	19,441	15,456
Valuation allowance	(18,741)	(14,892)
Total deferred tax assets, net of valuation allowance	700	564
Deferred tax liabilities:
Goodwill	(1,122)	(901)
Total deferred tax liabilities	(1,122)	(901)
Net deferred tax liabilities	$(422)	$(337)
The impact to our fiscal year 2022 deferred tax assets as a result of the corrections described in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Financial Statements, was an increase of $0.3 million to the net operating losses from $4.0 million to $4.3 million, and an equal increase to our valuation allowance from $14.6 million to $14.9 million.
At March 31, 2023, we had $3.7 million in federal research credits that begin to expire in 2031 and $1.4 million in state tax credits that begin to expire in 2023. We had $23.5 million of federal net operating loss carryforwards at March 31, 2023 that do not expire as a result of recent tax law changes. We also had $16.4 million of state net operating loss carryforwards at March 31, 2023 that begin to expire in 2031.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we considered it appropriate to maintain valuation allowances of $18.7 million and $14.9 million against our deferred tax assets at March 31, 2023 and 2022, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Due to the magnitude of the impact of supply chain issues occurring during Fiscal 2023 and the addition to cumulative pre-tax loss, we currently cannot estimate when sufficient positive evidence may become available to allow us to reach a conclusion that any portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to the level of profitability that we are able to actually achieve.
On March 27, 2020, the CARES Act was enacted in response to the Pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The income tax provisions of the CARES Act had an immaterial impact on our current taxes, deferred taxes, and uncertain tax positions of the Company in the year ended March 31, 2023. The CARES Act also allows for the deferral of payroll taxes, as well as the immediate refund of federal Alternative Minimum Tax credits, which had previously been made refundable over a period of four years by the Tax Cuts and Jobs Act of 2017. As of March 31, 2023, the Company had repaid all amounts deferred under the CARES Act.
Unrecognized Tax Benefits

As of March 31, 2023 and 2022, our gross unrecognized tax benefits were approximately $1.3 million and $1.2 million, respectively, of which approximately $1.2 million and $1.1 million, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are approximately $1.2 million and $1.1 million, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2023	2022
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$1,198	$1,079
Increases for tax positions taken in prior years	22	—
Decreases for tax positions taken in prior years	(36)	(29)
Increases for tax positions taken in the current year	116	159
Lapse in statute of limitations	(16)	(11)
Gross unrecognized tax benefits at March 31	$1,284	$1,198
We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2020 or later, and state and local income tax examination for fiscal tax years ended March 31, 2019 or later. However, if net operating loss carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.
6. Commitments and Contingencies
Litigation and Other Contingencies
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in litigation relating to claims arising out of its operations in the normal course of business. While the Company cannot accurately predict the outcome of any such litigation, the Company is not a party to any legal proceedings, the outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on the Company's results of operations, financial position or cash flows.
7. Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 year to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the balance sheet as follows:

	Classification	March 31, 2023
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$8,345
Total operating lease right-of-use-assets		$8,345

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$2,339
Operating lease liabilities (long-term)	Lease liabilities	7,641
Total operating lease liabilities		$9,980
Lease Costs
For Fiscal 2023 and Fiscal 2022, lease costs totaled approximately $2.6 million and $2.9 million, respectively. The Company currently has no variable lease costs.
Supplemental Information

The table below presents supplemental information related to operating leases during the fiscal year ended March 31, 2023 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$1,755
Right-of-use assets obtained in exchange for new operating lease liabilities	313
Weighted average remaining lease term	3.9
Weighted average discount rate	4.8%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the balance sheet as of March 31, 2023:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2024	$2,739
2025	2,479
2026	2,149
2027	2,178
2028	1,286
Thereafter	204
Total lease payments	11,035
Less imputed interest	(1,055)
Present value of future lease payments	9,980
Less current obligations under leases	(2,339)
Long-term lease obligations	$7,641
8. Stockholders' Equity
Preferred Stock
Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2023 and 2022, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.
Common Stock Reserved for Future Issuance
The following summarizes common stock reserved for future issuance at March 31, 2023:

Number of Shares
(In thousands)
Stock options outstanding	6,287
Restricted stock units outstanding	497
Performance stock units outstanding	83
Authorized for future issuance under stock incentive plans	2,398
Total common stock reserved for future issuance at March 31, 2023	9,265
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
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan (the "2007 Plan") and the 2016 Omnibus Incentive Plan (the "2016 Plan"). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), cash incentive awards and other stock-based awards. At March 31, 2023, there were approximately 2.4 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 6.3 million as of March 31, 2023.
Stock Options
A summary of activity in the Omnibus Incentive Plans with respect to our stock options for Fiscal 2023 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2022	5,943	$4.32	6.5	974
Granted	943	3.20
Exercised	(61)	2.93
Forfeited	(241)	4.90
Expired	(297)	5.02
Options outstanding at March 31, 2023	6,287	4.11	6.2	4,976
As of March 31, 2023, approximately 4,082,662 stock options were exercisable.
Restricted Stock Units
RSU awards are stock-based awards that entitle the holder to receive one share of our common stock for each RSU upon vesting. RSUs granted under the 2007 Plan vest at the rate of 25% on each of the first four anniversaries of the grant date provided that the holder remains in service (as defined by the 2007 Plan) as of the vesting date. RSUs granted under the 2016 Plan vest at varying terms between 1 year and 3 year anniversaries of the grant date provided that the holder remains in service (as defined by the 2016 Plan) as of the vesting date. The fair value per RSU is determined based on the closing market price of our common stock on the grant date.
A summary of activity with respect to our RSUs for Fiscal 2023 is as follows:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
RSUs outstanding at March 31, 2022	451	$4.12	7.5	1,271
Granted	290	3.29
Vested and released	(202)	5.33
Forfeited	(42)	5.23
RSUs outstanding at March 31, 2023	497	3.05	1.3	2,326
Performance Stock Units
The Company has approved a total "target" number of 212,216 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(In thousands)
PSUs outstanding at March 31, 2022	115	$6.33	1.2	343
Granted	87	3.09
Vested	(119)	5.27
Forfeited	—	—
PSUs outstanding at March 31, 2023	83	4.45	1.5	389
Stock-Based Compensation
The following table presents stock-based compensation expense that is included in each functional line item in our statements of operations:

	Year Ended March 31,
	2023	2022
	(In thousands)
Cost of revenues	$352	$242
General and administrative	1,626	2,574
Sales and marketing	477	340
Research and development expense	435	245
Restructuring activities	—	—
Loss from discontinued operations	—	—
Total stock-based compensation	$2,890	$3,401
At March 31, 2023, there was approximately $3.9 million, $1.1 million and $0.1 million of unrecognized compensation expense related to unvested stock options, RSUs, and PSUs respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.7 years for stock options, 1.7 years for RSUs and 1.3 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2023	2022
Expected life—years	7.5	7.2
Risk-free interest rate	3.6%	1.5%
Expected volatility of common stock	51%	49%
Dividend yield	0%	0%
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
A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$1.67	$2.58
Intrinsic value of options exercised	$141	$1,966
Employee Incentive Programs
Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2023 and 2022.
We sponsor a defined contribution 401(k) plan (the "401(k) Plan"), adopted in 1990, under which eligible employees voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after one month of service. Our matching contributions under the 401(k) Plan were approximately $1.8 million, and $1.8 million for Fiscal 2023 and Fiscal 2022, respectively.
Other Stock-Based Compensation Plans
Beginning January 1, 2018, the Company adopted an ESPP which allows employees to withhold a percentage of their base compensation to purchase the Company's common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may elect to contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. During Fiscal 2023 and Fiscal 2022, 180,000 and 95,000 shares, respectively, were purchased.
As of March 31, 2023, approximately $0.1 million of cash was restricted for the purchase of shares under the ESPP and is recorded as restricted cash in the accompanying balance sheets.
Deferred Compensation Plan
Effective October 1, 2020, the Company adopted the Iteris, Inc. Non-Qualified Deferred Compensation Plan (the "DC Plan"). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible key employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of non-employee members of our Board of Directors. Key employees, including our executive officers and our non-employee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials, are eligible to participate in the DC Plan. Under the DC Plan, we will provide participants with the opportunity to make annual elections to defer a percentage of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of equity awards are credited to a bookkeeping account established in the name of the participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the equity award subject to the election. The Company established a rabbi trust to finance our obligations under the DC Plan with corporate-owned life insurance policies on participants regardless of employment status, and the assets held within this trust are subject to the claims of the Company's creditors.
As of March 31, 2023, the amount invested under the DC Plan totaled approximately $1.3 million and are classified as trading securities, which are recorded at fair market value with changes recorded as adjustments to other income. This amount is included in prepaid expenses and other current assets on the balance sheets.
As of March 31, 2023, the vested amounts under the DC Plan totaled $1.5 million and are included in accrued payroll and related expenses on the balance sheets. Changes in the deferred compensation plan liabilities are recorded as an adjustment to compensation expense.
As of March 31, 2023, 68,627 equity awards were deferred and held in the rabbi trust. The shares deferred and held in the rabbi trust are classified as treasury stock, and the liability to participating employees are classified as deferred compensation obligations in the stockholders' equity section of the balance sheets. The number of shares needed to settle the liability for deferred compensation obligations will be included in the denominator in both the basic and diluted earnings per share calculations.
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
The Board of Directors initially reserved 300,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, and only if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
There were no awards granted under the Inducement Plan during the fiscal years ended March 31, 2023 and 2022. No further awards will be granted under the Inducement Plan, although the outstanding awards under the Inducement Plan remain outstanding in accordance with their terms.
10. Stock Repurchase Program
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
On November 6, 2014, the Board approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From the inception of the 2012 stock repurchase program on through its termination on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of March 31, 2023, these repurchased shares had been retired and resumed their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors terminated the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. During the fiscal year ended March 31, 2023, we repurchased 0.3 million shares, for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share. As of March 31, 2023 approximately $9.1 million remained available for the repurchase of our common stock under our current program.
11. Business Segments, Significant Customer and Geographic Information
Business Segments
The Company's Chief Operating Decision Maker ("CODM"), who is our Chief Executive Officer, reviews the Company's results on a consolidated basis and our financial results are presented under a single reporting segment in order to provide the most accurate representation of Company's performance.
Significant Customer and Geographic Information
No individual customer or government agency had a receivable balance greater than 10% of our total trade accounts receivable balances as of March 31, 2023 and 2022. The Company had no long-lived assets located outside the U.S. as of March 31, 2023 and 2022.
The Company had approximately 0% of revenues, derived from shipments to, or contract, service and other revenues, from external customers located outside the U.S. for the years ended March 31, 2023 and 2022.

12. Long-Term Debt
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

On September 12, 2022, the Company voluntarily terminated the Credit Agreement and expensed the remaining capitalized deferred financing costs. The Company had not borrowed against the Credit Agreement since its inception, but the Company continued to incur customary fees thereunder prior to this termination. In connection with the termination of the Credit Agreement, all liens securing such obligations and guarantees of such obligations were released. Amortization of the deferred financing costs and commitment fees on the unused revolving credit facility commitments of $0.3 million are included in Interest Income (Expense), net on the statement of operations. As of March 31, 2023, no amounts of capitalized deferred financing costs remained.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.
(b) Changes in internal control
There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2023.
The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Iteris, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Iteris, Inc. (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended March 31, 2023, of the Company and our report dated June 29, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
June 29, 2023

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be either (i) included in an amendment to this Annual Report on Form 10-K ("the Form 10-K Amendment") or (ii) incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") under the headings "Executive Compensation and Other Information—Executive Officers," "Election of Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports."
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2023 Proxy Statement under the heading "Executive Compensation and Other Information" and "Election of Directors."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2023 Proxy Statement under the heading "Equity Compensation Plan Information" and "Stock Ownership of Certain Beneficial Owners and Management."
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2023 Proxy Statement under the heading "Corporate Governance, Board Meetings and Committees" and "Additional Matters—Certain Transactions."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be either included in the Form 10-K Amendment or is incorporated by reference to our 2023 Proxy Statement under the heading "Matters Related to Independent Registered Public Accounting Firm."

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
1.Financial Statements.
Our financial statements are listed in the "Index to Financial Statements" under Part II, Item 8, of this Annual Report.
2.Financial Statement Schedules.
All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our financial statements or the notes thereto.
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
Exhibit 10.5 to registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.6	†	Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 6, 2019

10.7		Fourth Amendment to Lease, dated May 17, 2021, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 1, 2021

10.8	*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

10.9	*	2007 Omnibus Incentive Plan	Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.10	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.11	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.12	*	Amended and Restated 2016 Omnibus Incentive Plan	Exhibit 10.1 to registrant's Current Report on Form 8-K as filed with the SEC on September 16, 2021

10.13	*	Form of Performance Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan**	Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.14	*	Revised Form of Restricted Stock Unit Issuance for use with 2016 Omnibus Incentive Plan	Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.15	*	Revised Form of Form of Notice of Grant of Stock Option and Form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.16	*	Employment Agreement dated September 8, 2015, between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.17	*	Employment Agreement, dated November 15, 2019, between Iteris, Inc. and Douglas Groves	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on December 4, 2019

10.18	*	Letter Amendment to Employment Agreement, dated January 30, 2023, between Iteris, Inc. and Douglas Groves	Exhibit 10.2 to the registrant's Current Report on Form 8-K as filed with the SEC on February 2, 2023

10.19	*	Iteris, Inc. Amended and Restated Executive Severance Plan	Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.20	*	2020 Employment Inducement Incentive Award Plan	Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

Exhibit Number		Description	Reference
10.21	*	Form of Notice Grant of Stock Option and Form of Stock Option Agreement for use with 2020 Employment Inducement Incentive Plan	Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.22	*	Form of Restricted Stock Unit Issuance Agreement for use with 2020 Employment Inducement Incentive Award Plan	Exhibit 10.4 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.23	*	Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.24	*	Form of Restricted Stock Unit Issuance Agreement for use with the Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.25	*	2016 Omnibus Incentive Plan (Amended and Restated effective September 9, 2021)	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 9, 2021

10.26		Credit Agreement, dated as of January 25, 2022, by and between Iteris, Inc. and Capital One, National Association	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on January 28, 2022

10.27	*	Severance Agreement, dated December 30, 2021, between Iteris, Inc. and Ramin Massoumi	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 as filed with the SEC on February 3, 2022

10.28	*	Employment Agreement, dated January 30, 2023, between Iteris, Inc. and Kerry Shiba	Exhibit 10.1 to the registrant's Current Report on Form 8-K as filed with the SEC on February 2, 2023

23		Consent of Independent Registered Public Accounting Firm, dated June 29, 2023	Filed herewith

24		Power of Attorney	Filed herewith (included on the Signature page)

31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS		XBRL Instance Document	Filed herewith

101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

Exhibit Number	Description	Reference
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

Dated: June 29, 2023	ITERIS, INC. (Registrant)

	By	/s/ JOE BERGERA
Joe Bergera Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and directors of Iteris, Inc., do hereby constitute and appoint Joe Bergera and Kerry Shiba, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA	Director, President and Chief Executive Officer (principal executive officer)	June 29, 2023
Joe Bergera

/s/ KERRY A. SHIBA	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	June 29, 2023
Kerry A. Shiba

/s/ THOMAS L. THOMAS	Chairman of the Board	June 29, 2023
Thomas L. Thomas

/s/ GERARD M. MOONEY	Director	June 29, 2023
Gerard M. Mooney

/s/ LAURA L. SIEGAL	Director	June 29, 2023
Laura L. Siegal

/s/ DENNIS W. ZANK	Director	June 29, 2023
Dennis W. Zank