Form 10-Q
period 2023-06-30
ITERIS, INC.
filed 2023-08-08
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 42,741,744 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc., ClearMobility®, Iteris®, and Vantage® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Balance Sheets
(In thousands, except par values)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$19,994	$16,587
Restricted cash	274	140
Trade accounts receivable, net of allowance for doubtful accounts of $295 and $357 at June 30, 2023 and March 31, 2023, respectively	25,429	23,809
Unbilled accounts receivable	8,471	8,349
Inventories	11,534	10,841
Prepaid expenses and other current assets	4,644	3,128
Total current assets	70,346	62,854
Property and equipment, net	1,315	1,297
Right-of-use assets	7,955	8,345
Intangible assets, net	9,986	10,190
Goodwill	28,340	28,340
Other assets	434	768
Total assets	$118,376	$111,794
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,581	$12,943
Accrued payroll and related expenses	12,653	12,923
Accrued liabilities	6,454	5,453
Deferred revenue	7,356	6,720
Total current liabilities	42,044	38,039
Lease liabilities	7,122	7,641
Deferred income taxes	442	422
Unrecognized tax benefits	81	79
Other long-term liabilities	2,880	2,707
Total liabilities	$52,569	$48,888
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2023 and March 31, 2023
Issued and outstanding shares — 42,869 and 42,569, respectively, at June 30, 2023 and 42,808 and 42,808, respectively, at March 31, 2023	4,288	4,282
Treasury stock	(891)	(891)
Additional paid-in capital	190,852	190,082
Accumulated deficit	(128,442)	(130,567)
Total stockholders' equity	65,807	62,906
Total liabilities and stockholders' equity	$118,376	$111,794
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2023	2022

Product revenues	$23,658	$16,381
Service revenues	19,887	17,286
Total revenues	43,545	33,667
Cost of product revenues	12,104	11,657
Cost of service revenues	14,638	11,851
Cost of revenues	26,742	23,508
Gross profit	16,803	10,159
Operating expenses:
General and administrative	5,801	6,412
Sales and marketing	6,290	5,198
Research and development	2,108	2,136
Amortization of intangible assets	651	668
Restructuring charges	—	707
Total operating expenses	14,850	15,121
Operating income (loss)	1,953	(4,962)
Non-operating income (expense):
Other income (expense), net	199	(23)
Interest income (expense), net	68	(32)
Income (loss) from continuing operations before income taxes	2,220	(5,017)
(Provision) benefit for income taxes	(95)	167
Net income (loss) from continuing operations	2,125	(4,850)
Loss from discontinued operations before gain on sale, net of tax	—	(15)
Net loss from discontinued operations, net of tax	—	(15)
Net income (loss)	$2,125	$(4,865)

Income (loss) per share - basic and diluted
Income (loss) per share from continuing operations	$0.05	$(0.11)
Loss per share from discontinued operations	—	—
Net income (loss) per share	$0.05	$(0.11)

Shares used in basic per share calculations	42,567	42,380
Shares used in diluted per share calculations	43,640	42,380
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Cash Flows
(In thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$2,125	$(4,865)
Less: Net loss from discontinued operations	—	(15)
Net income (loss) from continuing operations	2,125	(4,850)

Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Right-of-use asset non-cash expense	511	538
Deferred income taxes	22	19
Depreciation of property and equipment	150	159
Stock-based compensation	525	848
Amortization of intangible assets	783	822
Changes in operating assets and liabilities, net of effects of discontinued operations and acquisition:
Trade accounts receivable	(1,620)	734
Unbilled accounts receivable and deferred revenue	687	212
Inventories	(693)	(5,346)
Prepaid expenses and other assets	(1,182)	(1,330)
Trade accounts payable and accrued expenses	3,354	1,137
Operating lease liabilities	(616)	(189)
Net cash provided by (used in) operating activities - continuing operations	4,046	(7,246)
Net cash used in operating activities - discontinued operations	—	(98)
Net cash provided by (used in) operating activities	4,046	(7,344)
Cash flows from investing activities
Purchases of property and equipment	(168)	(188)
Capitalized software development costs	(588)	(333)
Net cash used in investing activities - continuing operations	(756)	(521)
Net cash used in investing activities	(756)	(521)
Cash flows from financing activities
Proceeds from stock option exercises	257	1
Tax withholding payments for net share settlements of restricted stock units	(6)	24
Repurchases of common stock	—	(884)
Net cash provided by (used in) financing activities	251	(859)
Increase (decrease) in cash, cash equivalents and restricted cash	3,541	(8,724)
Cash, cash equivalents and restricted cash at beginning of period	16,727	23,809
Cash, cash equivalents and restricted cash at end of period	$20,268	$15,085
Supplemental cash flow information:
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$121	$106
Capitalized software development costs	$234	$—
See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Stockholders’ Equity
(In thousands)

	THREE MONTH PERIODS ENDED JUNE 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	42,808	$4,282	369	$(891)	$190,082	$(130,567)	$62,906
Stock option exercises	60	6	—	—	251	—	257
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	1	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	525	—	525
Treasury stock purchases	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,125	2,125
Balance at June 30, 2023	42,869	$4,288	369	(891)	$190,852	$(128,442)	$65,807

	THREE MONTH PERIODS ENDED JUNE 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	42,416	$4,242	—	$—	$186,720	$(115,712)	$75,250
Stock option exercises	1	—	—	—	1	—	1
Issuance of shares pursuant to vesting of restricted stock units, net of payroll witholding taxes	4	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	848	—	848
Treasury stock purchases	—	—	300	(884)	—	—	(884)
Net loss	—	—	—	—	—	(4,865)	(4,865)
Balance at June 30, 2022	42,421	$4,242	300	(884)	$187,593	$(120,577)	$70,374

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2023
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

Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004. Our principal executive offices are located at 1250 S Capital of Texas Hwy, Bldg. 1, Suite 330, Austin TX 78746, and our telephone number at that location is (512) 716-0808. Our website address is www.iteris.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on, or accessible through, our website. Each of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, together with amendments to these reports, are available on the "Investor Relations" section of our website, free of charge, as soon as reasonably practicable after such material is filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").
Recent Developments
COVID-19 Update
The COVID-19 pandemic (the "Pandemic") materially adversely impacted global economic conditions. Although the Pandemic has entered an endemic stage, COVID-19 or other future pandemics might continue to have an unpredictable and unprecedented impact on the global economy, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment.
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

Our products require specialized parts, some of which became more difficult to source during the Pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 ("Fiscal 2023"). We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity.

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

The Pandemic also had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility remained open throughout the Pandemic, many of our employees worked remotely during the past three years. With the easing of the Pandemic related restrictions imposed by local and state authorities, a larger portion of our workforce has returned to our various facilities, although others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe we have the infrastructure to efficiently work remotely during the COVID-19 current endemic stage and well into the future, although there can be no assurance in this regard.

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
Basis of Presentation
Our unaudited condensed financial statements have been prepared in accordance with the rules of the SEC for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Fiscal 2023”), filed with the SEC on June 29, 2023. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for Fiscal 2024 or any other periods.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made in the preparation of the financial statements include, but are not limited to, recoverability of long-lived and intangible assets; estimates of future cash flows used to assess the recoverability of the impairment of goodwill; collectability of accounts receivable and related allowance for doubtful accounts; projections of taxable income used to assess realizability of deferred tax assets; warranty reserves; costs to complete long-term contracts; indirect cost rates used in cost plus contracts; fair value of stock option awards and equity instruments; capitalization and estimated useful life of the Company's internal-use software development costs. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such evaluation.

Revenue Recognition
The Company recognizes revenues when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenue from contracts with customers, ranging from multi-year agreements to purchase orders.
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

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product revenues and service revenues.

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
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The Company estimates allowances for expected credit losses on trade accounts receivable and contract assets as required by the Current Expected Credit Loss (CECL) model, as per Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). If warranted, the allowance is increased by the Company’s provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. There were approximately $0.3 million and $0.5 million of contract fulfillment costs as of June 30, 2023 and March 31, 2023, respectively, which are presented in the accompanying unaudited condensed balance sheets as prepaid expense. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2023 and March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
Practical Expedients and Exemptions
T&M and CPFF contracts are considered variable consideration. However, performance obligations with an underlying fee type of T&M or CPFF qualify for the "Right to Invoice" Practical Expedient under Accounting Standards Codification ("ASC") 606-10-55-18. Under this practical expedient, the Company is not required to estimate such variable consideration upon inception of the contract or reassess the estimate each reporting period.
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
Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with two financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high quality financial institutions, and therefore are believed to have minimal credit risk. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2023, the Company had approximately $19.8 million of deposits at financial institutions in excess of the FDIC insured limit.
Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe, the Middle East and South America. We generally do not require collateral or other security from our domestic customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.
We currently have, and historically have had, a diverse customer base. For the three months ended June 30, 2023 and 2022, no individual customer represented greater than 10% of our total revenues. As of June 30, 2023 and March 31, 2023, no individual customer represented greater than 10% of our total accounts receivable.
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

As of June 30, 2023 and March 31, 2023, restricted cash was $0.3 million and $0.1 million, respectively, consisting of cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 8, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed statements of cash flows consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$19,994	$16,587
Restricted cash	274	140
	$20,268	$16,727
Allowance for Doubtful Accounts
We record accounts receivable net of the allowance for doubtful accounts. The allowance is established in accordance with the Current Expected Credit Loss (CECL) model, as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). We estimate the allowance for doubtful accounts based on the Company's assessment of its ability to collect on customer accounts receivable. The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers' financial condition. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when it determines that the balance is uncollectible and collection of the receivable is no longer being actively pursued.
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
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual quantitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. As of June 30, 2023, there were no indicators of goodwill impairment.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. During the fiscal periods ended June 30, 2023 and 2022, there was no impairment to our long-lived and intangible assets.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of June 30, 2023, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Sales Taxes
We present sales taxes on a net basis (in other words, they are excluded from revenues) in the statements of operations.
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
Loss Contingencies
We are subject to legal actions that arise in the ordinary course of business. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss at no less than the minimum of the range.
Comprehensive Income (Loss)
The difference between net income (loss) and comprehensive income (loss) was de minimis for the three months ended June 30, 2023 and June 30, 2022.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, ASU 2016-13 is now effective for our fiscal year 2024 beginning April 1, 2023. The Company adopted the standard with an immaterial expected credit loss and no adjustment to the opening balance.
Immaterial Correction of Prior Period Financial Statements
Subsequent to the issuance of the financial statements for the three months ended June 30, 2022 and as similarly disclosed in the Company’s annual financial statements for the fiscal year ended March 31, 2023, we identified misstatements in Unbilled accounts receivable and Deferred revenue related to contract activity prior to the fiscal year ended March 31, 2021. Such misstatements relate to balances for contract assets and refund liabilities we determined should have previously been eliminated based on a combination of contract age and cessation of activity associated with certain contracts.

The Company determined the effect of the misstatements were not material to the previously issued financial statements. We determined to restate the accompanying condensed statement of stockholders’ equity for the three months ended June 30, 2022 to correct for this matter, which resulted in an increase to accumulated deficit of $1,613 and decrease in total stockholders’ equity of $1,613 as of June 30, 2022 from amounts previously reported of $(118,964) and 71,987, respectively.

Because these corrections occurred at a time preceding the periods presented herein, all corrections were limited to the condensed statement of stockholders’ equity.

2.Supplemental Financial Information
Inventories
The following table presents details of our inventories, net of reserves:

	June 30, 2023	March 31, 2023
	(In thousands)
Raw materials	$7,833	$7,840
Work in process	387	315
Finished goods	3,314	2,686
	$11,534	$10,841
Property and Equipment
The following table presents details of our property and equipment, net:

	June 30, 2023	March 31, 2023
	(In thousands)
Equipment	$6,524	$6,359
Leasehold improvements	824	824
Accumulated depreciation	(6,033)	(5,886)
	$1,315	$1,297
Depreciation expense was approximately $0.2 million and $0.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively. In each of those periods, approximately $0.1 million of the depreciation expense was recorded to cost of revenues, and approximately $0.1 million was recorded to operating expenses.
Intangible Assets
The following table presents details of our net intangible assets:

	June 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(3,676)	$1,310	$4,986	$(3,444)	$1,542
Customer contracts / relationships	9,550	(4,724)	4,826	9,550	(4,371)	5,179
Trade names and non-compete agreements	782	(770)	12	782	(770)	12
Capitalized software development costs	8,068	(4,230)	3,838	7,489	(4,032)	3,457
Total	$23,386	$(13,400)	$9,986	$22,807	$(12,617)	$10,190
Amortization expense for intangible assets subject to amortization was approximately $0.8 million for each of the three- month periods ended June 30, 2023 and 2022. For each of those periods, approximately $0.1 million of the intangible asset amortization was recorded to cost of revenues and approximately $0.7 million was recorded to amortization expense.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.
As of June 30, 2023, future estimated amortization expense was as follows:

Year Ending March 31,
(In thousands)
2024	$2,789
2025	3,263
2026	2,038
2027	1,266
2028	618
Thereafter	—
$9,974
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed balance sheets. The following table presents activity related to the warranty reserve:

Warranty Reserve Activity	Three Months Ended June 30,
	2023	2022
	(In thousands)
Balance at beginning of fiscal year	$758	$616
Additions charged to cost of sales	193	51
Warranty claims	(96)	(44)
Balance at end of reporting period	$855	$623
Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2023	2022
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$2,125	$(4,850)
Net loss from discontinued operations, net of tax	—	(15)
Net income (loss)	$2,125	$(4,865)
Denominator:
Weighted average common shares used in basic computation	$42,567	42,380
Stock options and other dilutive awards	1,073	—
Weighted average common shares used in diluted computation	$43,640	42,380
Basic and diluted:
Net income (loss) per share from continuing operations:	$0.05	$(0.11)
Net loss per share from discontinued operations:	$—	$—
Net income (loss) per share	$0.05	$(0.11)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2023	2022
	(In thousands)
Stock options	3,362	5,718
Restricted stock units	280	446
3.Restructuring Activities
On May 12, 2022, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth. During the three months ended June 30, 2023, the Company incurred approximately $0.2 million of payments in relation to these activities.

As of June 30, 2023, we had accrued approximately $0.05 million for severance and benefits related to the restructuring activities in accrued payroll and related expenses on the unaudited condensed balance sheet. The restructuring activities during the three months ended June 30, 2023 were as follows (in thousands):

Balance at March 31, 2023	$242
Charged to expenses	—
Cash payments	(197)
Balance at June 30, 2023	$45
4.Fair Value Measurements
We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As described in more detail in Note 1, Description of Business and Summary of Significant Accounting Policies, fair value measurements are based on a three tier hierarchy that prioritizes the inputs used to measure fair value.

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2023 or March 31, 2023. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. As a result of the re-organization completed in April 2021, the Company reallocated goodwill to the three new reporting units. No non-financial assets were measured at fair value at June 30, 2023 and March 31, 2023.
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of June 30, 2023
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,337	$(434)	$354	$1,257
Total	$1,337	$(434)	$354	$1,257

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,356	$(296)	$552	$1,612
Total	$1,356	$(296)	$552	$1,612

	As of March 31, 2023
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Securities held in deferred compensation plan (1)	1,426	(437)	321	1,310
Total	$1,426	$(437)	$321	$1,310

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,201	$(296)	$563	$1,468
Level 3:
Contingent consideration (3)	$600	$—	$—	$600
Transfer out	(600)			(600)
Subtotal	—	—	—	—
Total	$1,201	$(296)	$563	$1,468
(1) Included in prepaid expenses and other current assets on the Company’s balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s balance sheet.
(3) As of March 31, 2023, the short-term portion of the balance of contingent consideration was included in accrued liabilities and the long-term portion was included in other long-term liabilities on the Company’s balance sheet. As of June 30, 2023, the balance of contingent consideration was all short-term and included in accrued liabilities on the Company's balance sheet.

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of June 30, 2023.
5.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except for those taxes related to specific events, if any, which are recorded in the interim period in which they occur.
Income tax expense for the three months ended June 30, 2023 was approximately $0.1 million, or 4.3%, of pre-tax income, as compared with an expense of approximately $0.2 million, or 3.3%, of pre-tax loss for the three months ended June 30, 2022.
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
6.Commitments and Contingencies
Litigation and Other Contingencies
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in disputes, proceedings, or litigation relating to claims arising out of its operations in the normal course of business, such as intellectual property infringement and contractual matters. While the Company cannot accurately predict the outcome of any such disputes, proceedings, or litigation, including the matter described below, the Company is not a party to any legal dispute, proceeding or litigation, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s business, unaudited condensed results of operations, financial position or cash flows.

The Company has agreed to accept a $1.0 million return of inventory sold by the Company during the prior fiscal period ended March 31, 2023, at the request of a prime contractor and related to a project that has been delayed. The Company is a subcontractor to the prime contractor on the delayed project, and there currently are no known issues with the product, nor is there currently any contention that there are issues with the product. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023 to accept the inventory return. We have recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in Accrued Liabilities representing the sales value of the good sold, and $0.8 million in Prepaid Expenses and Other Current Assets representing the estimated value for the goods to be returned in the future.
7.Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 year to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the unaudited condensed balance sheet as follows:

	Classification	June 30, 2023	March 31, 2023
		(In thousands)	(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$7,955	$8,345
Total operating lease right-of-use-assets		$7,955	$8,345

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$2,253	$2,339
Operating lease liabilities (long-term)	Lease liabilities	7,122	7,641
Total lease liabilities		$9,375	$9,980

Lease Costs
We recorded approximately $0.6 million of lease costs in our unaudited condensed statements of operations for the three months ended June 30, 2023 as compared to approximately $0.7 million for the three months ended June 30, 2022. The Company currently has no variable lease costs. The Company recorded a de minimis amount of sublease income for the three months ended June 30, 2023 and June 30, 2022, which was included in loss from discontinued operations on the unaudited condensed statement of operations.
Supplemental Information
The table below presents supplemental information related to operating leases during the three months ended June 30, 2023 (in thousands, except weighted average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$673
Weighted average remaining lease term (in years)	3.9
Weighted average discount rate	4.7%
Maturities of Lease Liabilities
Maturities of lease liabilities as of June 30, 2023 were as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2024	$1,972
2025	2,459
2025	2,178
2027	2,207
2028	1,315
Thereafter	204
Total lease payments	10,335
Less imputed interest	(960)
Present value of future lease payments	9,375
Less current obligations under leases	(2,253)
Long-term lease obligations	$7,122

8.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At June 30, 2023, there were approximately 2.2 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 6.0 million as of June 30, 2023.
Stock Options
A summary of activity with respect to our stock options for the three months ended June 30, 2023 is as follows:

	Options	Weighted Average Exercise Price Per Share
	(In thousands)
Options outstanding at March 31, 2023	6,287	$4.11
Granted	—	—
Exercised	(60)	2.93
Forfeited	(195)	4.20
Expired	—	—
Options outstanding at June 30, 2023	6,032	4.11
Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2023 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2023	497	$4.12
Granted	—	—
Vested and released	(1)	6.22
Forfeited	(43)	3.95
RSUs outstanding at June 30, 2023	453	4.13
Performance Stock Units
The Company has approved a total "target" number of 212,216 PSUs to our executive officers. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 for the span of the full three-year performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of 3 years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2023	83	$4.45
Granted	—	—
Vested and released	—
Forfeited	(9)	3.83
PSUs outstanding at June 30, 2023	74	4.53

Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed statements of operations:

	Three Months Ended June 30,
	2023	2022
	(In thousands)
Cost of revenues	$85	$64
General and administrative expense	202	618
Sales and marketing	134	78
Research and development expense	104	88
Total stock-based compensation	$525	$848
As of June 30, 2023, there was approximately $3.3 million, $0.8 million and $0.1 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years for stock options, 1.4 years for RSUs and 1.3 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan (“ESPP”) which allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. No shares were purchased during the three months ended June 30, 2023 and 2022 for the first offering periods of Fiscal 2024 and 2023, respectively.
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

On November 6, 2014, the Board approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From the inception of the 2012 stock repurchase program on through its termination on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of June 30, 2023, these repurchased shares had been retired and resumed their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors terminated the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. No shares were repurchased during the three months ended June 30, 2023. As of June 30, 2023 approximately $9.1 million remained available for the repurchase of our common stock under our current program.
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

On September 12, 2022, the Company voluntarily terminated the Credit Agreement and expensed the remaining capitalized deferred financing costs. The Company had not borrowed against the Credit Agreement since its inception, but the Company continued to incur customary fees thereunder prior to this termination. In connection with the termination of the Credit Agreement, all liens securing such obligations and guarantees of such obligations were released. Amortization of the deferred financing costs and commitment fees on the unused revolving credit facility commitments of $0.3 million are included in Interest Income (Expense), net on the unaudited condensed statement of operations. As of June 30, 2023, no amounts of capitalized deferred financing costs remained.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect,” “believe,” “intend,” “plan,” “should,” “will,” “may,” "might," “anticipate,” “estimate,” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, and the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the impacts of ongoing and new supply chain constraints, the status of our facilities and product development, reliance on key personnel, general economic conditions, including rising interest rates and federal government deadlock over the debt ceiling, future responses to and effects of COVID-19, and other characterizations of future events or circumstances are forward-looking statements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially and adversely from those projected. We encourage you to carefully read this report in conjunction with our annual report on Form 10-K in its entirety, including the various disclosures made by us which describe certain factors which could affect our business, such as those set forth in the “Risk Factors” of in Part II. Item 1A of this report, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
Recent Developments
Impact of COVID-19 on Our Business
COVID-19 Update
The COVID-19 pandemic (the "Pandemic") materially adversely impacted global economic conditions. Although the Pandemic has entered an endemic stage, COVID-19 or other future pandemics might continue to have an unpredictable and unprecedented impact on the global economy, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment.
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

Our products require specialized parts, some of which became more difficult to source during the Pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company's tactics to mitigate the current global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 ("Fiscal 2023"). We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity.

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
The Pandemic also had an impact on the Company’s human capital. While our Santa Ana product and commercial operations facility remained open throughout the Pandemic, many of our employees worked remotely during the past three years. With the easing of the Pandemic related restrictions imposed by local and state authorities, a larger portion of our workforce has returned to our various facilities, although others continue to work remotely. The Company’s information technology infrastructure has proven sufficiently flexible to minimize disruptions in required duties and responsibilities. We believe we have the infrastructure to efficiently work remotely during the COVID-19 current endemic stage and well into the future, although there can be no assurance in this regard.
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

As a global leader in smart mobility infrastructure management, we are committed to a cleaner, healthier and more sustainable future. Our core business aims to reduce climate impact through our work with public and private-sector partners to improve the efficiency of mobility, which, among other things has the benefit of reducing vehicle carbon emissions. For example, by reducing vehicle delays and stops through traffic signal timing projects, improving the efficiency and fuel consumption of public transit via signal priority programs, and reducing time spent roadside for heavy-emitting commercial freight vehicles during inspection, our industry-leading portfolio of smart mobility infrastructure management solutions is currently helping cities and states to reduce their carbon footprint. Additionally, we continue to enhance the design of our sensors to withstand increasingly extreme weather conditions.
Non-GAAP Financial Measures
Adjusted income (loss) from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, project loss reserves, acquisition costs, acquisition fair value adjustments, and executive severance and transition costs (“Adjusted EBITDA”) was approximately $3.7 million for the three months ended June 30, 2023 as compared to approximately $(2.4) million for the three months ended June 30, 2022, respectively.
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
•Amortization. Iteris incurs amortization of intangible assets in connection with acquisitions. Iteris also incurs amortization related to capitalized software development costs. Iteris excludes these items because it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to investors because they represent the estimated attrition of our acquired customer base and the diminishing value of product rights.
•Interest expense. Iteris excludes interest expense because it does not believe this item is reflective of ongoing business and operating results. This amount may be useful to investors for determining current cash flow. For the three months ended June 30, 2023, interest expense includes amortization of the remaining capitalized deferred financing costs due to the termination of the Credit Agreement (see Note 11, Long-Term Debt, to the Financial Statements for more information).
•Stock-based compensation. These expenses consist primarily of expenses from employee and director equity-based compensation plans. Iteris excludes stock-based compensation primarily because they are non-cash expenses and Iteris believes that it is useful to investors to understand the impact of stock-based compensation to its results of operations and current cash flow.
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

Reconciliations of net income (loss) from continuing operations to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended June 30,
	2023	2022
	(In Thousands)
Net income (loss) from continuing operations	$2,125	$(4,850)
Income tax expense	95	(167)
Depreciation expense	150	159
Amortization expense	783	822
Interest expense	—	32
Stock-based compensation	525	848
Other adjustments:
Restructuring charges	—	707
Adjusted EBITDA	$3,678	$(2,449)
Percentage of total revenues	8.4%	(7.3)%

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
Analysis of Quarterly Results from Continuing Operations
Total Revenues. The following table presents details of total revenues for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product revenues	$23,658	$16,381	$7,277	44.4%
Service revenues	19,887	17,286	2,601	15.0%
Total revenues	$43,545	$33,667	$9,878	29.3%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended June 30, 2023 increased 44.4% to $23.7 million, as compared to $16.4 million in the corresponding period in the prior year, primarily due to continued strong demand for our hardware solutions and our circuit board redesign efforts allowing us to ship more product.
Service revenues consist of software, managed services, systems integration, and consulting services revenues. In certain instances, the lack of third-party product availability can impact the timing of systems integration projects and associated revenue recognition. Service revenues for the three months ended June 30, 2023 increased 15% to $19.9 million, compared to $17.3 million in the corresponding period in the prior year. This increase was due to continued adoption of Iteris' ClearMobility Platform and increased software and managed services revenue. Total annual recurring revenue, which we define as revenues from software and managed services contracts, was approximately 25% of total revenue for the three months ended June 30, 2023 and 28% of total revenue for the three months ended June 30, 2022. The decrease is primarily due to the significant increase in product revenue.

Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements, but it does not represent the total contract award if a firm purchase order or task order has not yet been issued under the contract, and are not included in deferred revenue on our balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. We typically expect to recognize revenue in the range of approximately two-thirds to three-quarters of our backlog as of the end of a fiscal year in the subsequent fiscal year. We believe backlog is a useful metric for investors, given its relevance to total orders, although there can be no assurances we will recognize revenue from bookings or backlog timely.

The Company added approximately $53.1 million of new bookings, or potential revenue under binding agreements, during the first quarter of Fiscal 2024. The Company's total ending backlog increased 14% to approximately $123.8 million as of June 30, 2023, as compared to approximately $108.9 million as of June 30, 2022.
Gross Profit. The following tables present details of our gross profit for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product gross profit	$11,554	$4,724	$6,830	144.6%
Service gross profit	5,249	5,435	(186)	(3.4)%
Total gross profit	$16,803	$10,159	$6,644	65.4%

Product gross margin as a % of product revenues	48.8%	28.8%
Service gross margin as a % of service revenues	26.4%	31.4%
Total gross margin as a % of total revenues	38.6%	30.2%

Our product gross margin as a percentage of product revenues for the three months ended June 30, 2023 increased approximately 2,000 basis points, compared to the corresponding period in the prior year. The increase was primarily due to continued improvement in the Company's supply chain, demonstrating we are realizing the anticipated gross margin benefits from the introduction of our alternative circuit boards and other elements of our supply chain improvement plan.

Our service gross margin as a percentage of service revenues for June 30, 2023 decreased approximately 500 basis points compared to the corresponding period in the prior year, primarily due to a higher proportion of cost of revenue related to subcontractors and higher costs for data we purchased during the three months ended June 30, 2023.

Our total gross margin as a percentage of total revenues for the three months ended June 30, 2023 increased approximately 840 basis points, as compared to the corresponding prior year periods due to the aforementioned reasons.

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
General and Administrative Expense

General and administrative expense for the three months ended June 30, 2023 decreased approximately 9.5% to $5.8 million, compared to $6.4 million for the three months ended June 30, 2022. The decrease for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was due to cost savings associated with the prior restructuring activities as well as actions to decrease rent and outside services expenses.
Sales and Marketing
Sales and marketing expense for the three months ended June 30, 2023 increased approximately 21.0% to $6.3 million compared to $5.2 million for the three months ended June 30, 2022. The increase was primarily due to the planned addition of sales and sales support representatives to drive revenue growth, resulting in higher compensation and benefit costs.
Research and Development Expense
Research and development expense for the three months ended June 30, 2023 decreased approximately 1.3% to $2.1 million, compared to $2.1 million for the three months ended June 30, 2022. The overall decrease was primarily due to the non-recurring re-design of certain circuit boards as part of the Company's supply chain management program during the three months ended June 30, 2022.

We plan to continue to invest in the development of further enhancements and new functionality of our Iteris ClearMobility Platform which includes among other things our software portfolio and our Vantage sensors.
Certain development costs were capitalized into intangible assets in the Company's unaudited condensed balance sheets in both the current and prior year periods; however, certain development costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our software solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software assets in future periods.
Amortization of Intangible Assets
Amortization expense for intangible assets subject to amortization was approximately $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively.

Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on our current estimate of full year results, except taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three months ended June 30, 2023 was approximately $0.1 million, or 4.3%, of pre-tax income, as compared with an expense of approximately $0.2 million, or 3.3%, of pre-tax loss for the three months ended June 30, 2022.
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
Litigation and Other Contingencies
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in disputes, proceedings, or litigation relating to claims arising out of its operations in the normal course of business, such as intellectual property infringement and contractual matters. While the Company cannot accurately predict the outcome of any such disputes, proceedings, or litigation, including the matter described below, the Company is not a party to any legal dispute, proceeding or litigation, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s business, unaudited condensed results of operations, financial position or cash flows.

The Company has agreed to accept a $1.0 million return of inventory sold by the Company during the prior fiscal period ended March 31, 2023, at the request of a prime contractor and related to a project that has been delayed. The Company is a subcontractor to the prime contractor on the delayed project, and there currently are no known issues with the product, nor is there currently any contention that there are issues with the product. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023 to accept the inventory return. We have recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in Accrued Liabilities representing the sales value of the good sold, and $0.8 million in Prepaid Expenses and Other Current Assets representing the estimated value for the goods to be returned in the future.
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
At June 30, 2023, we had $28.3 million in working capital, which included $20.0 million in cash and cash equivalents. This compares to working capital of $24.8 million at March 31, 2023, which included $16.7 million in cash and cash equivalents.
Operating Activities. Net cash provided from operating activities of our continuing operations for the three months ended June 30, 2023 was approximately $4.0 million, which compares to net cash used in operating activities of approximately $7.2 million for the same period in the prior year. The year-over-year improvement primarily reflects $7.0 million higher net income from continuing operations, coupled with lower cash consumed by inventory and prepaid expense, partially offset by growth in accounts receivable resulting from a higher rate of revenue growth. Net cash used in operating activities from discontinued operations was de minimis.
Investing Activities. Net cash used in investing activities of our continuing operations during the three months ended June 30, 2023 of approximately $0.8 million was largely unchanged from the same period in the prior year, and primarily the result of approximately $0.2 million of property and equipment purchases, and approximately $0.6 million of capitalized software development costs. Net cash provided by investing activities from discontinued operations was de minimis.
Financing Activities. Net cash provided from financing activities of our continuing operations during the three months ended June 30, 2023 was the result of approximately $0.3 million of cash proceeds from the exercises of stock options. This compares to net cash used in financing activities of $0.9 million for the same period last year, which resulted from repurchases of common stock.
Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements as of June 30, 2023.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K from the year ended March 31, 2023, filed with the SEC on June 29, 2023. Refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 29, 2023, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.
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
On November 6, 2014, our Board of Directors approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From inception of the 2012 stock repurchase program through its termination on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of June 30, 2023, these repurchased shares had been retired and returned to their status as authorized and unissued shares of our common stock.
On May 12, 2022 the Board of Directors terminated the 2012 stock repurchase program and approved a new plan for the company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time. Under the program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. As of June 30, 2023, we have repurchased 0.3 million shares for an aggregate price of approximately $0.9 million, at an average price of $2.90 per share. As of June 30, 2023, approximately $9.1 million remained available for the repurchase of our common stock under our current program. No shares were repurchased during the three months ended June 30, 2023.
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

Date: August 8, 2023	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ KERRY A. SHIBA
Kerry A. Shiba
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)