Form 10-Q
period 2023-09-30
ITERIS, INC.
filed 2023-11-09
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

(512) 382-9669
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 42,822,803 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the "Company," "we," "us" and "our" refer to Iteris, Inc. ClearMobility®, Iteris®, and Vantage® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Balance Sheets
(In thousands, except par values)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$20,161	$16,587
Restricted cash	449	140
Trade accounts receivable, net of allowance for doubtful accounts of $360 and $357 at September 30, 2023 and March 31, 2023, respectively	24,929	23,809
Unbilled accounts receivable	8,562	8,349
Inventories	10,781	10,841
Prepaid expenses and other current assets	4,079	3,128
Total current assets	68,961	62,854
Property and equipment, net	1,325	1,297
Right-of-use assets	7,509	8,345
Intangible assets, net	9,968	10,190
Goodwill	28,340	28,340
Other assets	502	768
Total assets	$116,605	$111,794
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$14,942	$12,943
Accrued payroll and related expenses	10,837	12,923
Accrued liabilities	5,654	5,453
Deferred revenue	7,322	6,720
Total current liabilities	38,755	38,039
Lease liabilities	6,560	7,641
Deferred income taxes	463	422
Unrecognized tax benefits	37	79
Other long-term liabilities	3,224	2,707
Total liabilities	49,039	48,888
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at September 30, 2023 and March 31, 2023
Issued and outstanding shares — 42,823 at September 30, 2023 and 42,808 at March 31, 2023	4,283	4,282
Treasury stock	(9)	(891)
Additional paid-in capital	192,037	190,082
Accumulated deficit	(128,745)	(130,567)
Total stockholders' equity	67,566	62,906
Total liabilities and stockholders' equity	$116,605	$111,794

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Product revenues	$23,398	$20,788	$47,056	$37,169
Service revenues	20,165	18,471	40,052	35,757
Total revenues	43,563	39,259	87,108	72,926
Cost of product revenues	13,086	20,026	25,190	31,683
Cost of service revenues	14,213	12,682	28,851	24,533
Cost of revenues	27,299	32,708	54,041	56,216
Gross profit	16,264	6,551	33,067	16,710
Operating expenses:
General and administrative	6,344	4,978	12,145	11,405
Sales and marketing	6,236	5,674	12,526	10,872
Research and development	2,565	2,173	4,673	4,309
Amortization of intangible assets	651	651	1,302	1,319
Restructuring charges	—	—	—	707
Total operating expenses	15,796	13,476	30,646	28,612
Operating income (loss)	468	(6,925)	2,421	(11,902)
Non-operating income (expense):
Other income, net	48	117	247	94
Interest income (expense), net	2	(300)	70	(332)
Income (loss) before income taxes	518	(7,108)	2,738	(12,140)
Benefit from (provision for) income taxes	33	(289)	(62)	(122)
Net income (loss)	$551	$(7,397)	$2,676	$(12,262)

Net income (loss) per common share
Basic net income (loss) per share	$0.01	$(0.17)	$0.06	$(0.29)
Diluted net income (loss) per share	$0.01	$(0.17)	$0.06	$(0.29)

Shares used in basic per share calculations	42,742	42,288	42,654	42,334
Shares used in diluted per share calculations	43,713	42,288	43,677	42,334

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Cash Flows
(In thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$2,676	$(12,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Right-of-use asset non-cash expense	1,027	2,122
Deferred income taxes	(1)	14
Depreciation of property and equipment	286	308
Stock-based compensation	1,396	1,544
Amortization of intangible assets	1,570	1,626
Changes in operating assets and liabilities:
Trade accounts receivable	(1,120)	(912)
Unbilled accounts receivable and deferred revenue	906	(1,320)
Inventories	60	(4,894)
Prepaid expenses and other assets	(685)	503
Trade accounts payable and accrued expenses	(199)	1,123
Operating lease liabilities	(1,182)	(1,486)
Net cash provided by (used in) operating activities	4,734	(13,634)
Net cash used in operating activities - discontinued operations	—	(329)
Net cash provided by (used in) operating activities	4,734	(13,963)
Cash flows from investing activities
Purchases of property and equipment	(314)	(378)
Capitalized software development costs	(1,125)	(670)
Net cash used in investing activities	(1,439)	(1,048)
Cash flows from financing activities
Proceeds from stock option exercises	344	45
Proceeds from ESPP purchases	268	232
Tax withholding payments for net share settlements of restricted stock units	(24)	(59)
Repurchases of common stock	—	(884)
Net cash provided by (used in) financing activities	588	(666)
Increase (decrease) in cash, cash equivalents and restricted cash	3,883	(15,677)
Cash, cash equivalents and restricted cash at beginning of period	16,727	23,809
Cash, cash equivalents and restricted cash at end of period	$20,610	$8,132
Supplemental cash flow information:
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$128	$155
Capitalized software development costs in accounts payable and accrued liabilities	$466	$—

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Stockholders’ Equity
(In thousands)

	THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	42,808	$4,282	369	$(891)	$190,082	$(130,567)	$62,906
Stock option exercises	60	6	—	—	251	—	257
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	1	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	525	—	525
Net income	—	—	—	—	—	2,125	2,125
Balance at June 30, 2023	42,869	$4,288	369	$(891)	$190,852	$(128,442)	$65,807
Stock option exercises	44	4	—	—	83	—	87
Issuance of shares pursuant to Employee Stock Purchase Plan	92	9	—	—	259	—	268
Stock-based compensation	—	—	—	—	871	—	871
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	78	8	—	—	(12)	—	(4)
Issuance of shares pursuant to vesting of performance stock units, net of payroll withholding taxes	40	4	—	—	(18)	—	(14)
Treasury stock retirement	(300)	(30)	(300)	884	—	(854)	—
Deferred shares held within rabbi trust	—	—	22	(2)	2	—	—
Net income	—	—	—	—	—	551	551
Balance at September 30, 2023	42,823	$4,283	91	$(9)	$192,037	$(128,745)	$67,566

	THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	42,416	$4,242	—	$—	$186,720	$(115,712)	$75,250
Stock option exercises	1	—	—	—	1	—	1
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	4	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	848	—	848
Treasury stock purchases	—	—	300	(884)	—	—	(884)
Net loss	—	—	—	—	—	(4,865)	(4,865)
Balance at June 30, 2022	42,421	$4,242	300	$(884)	$187,593	$(120,577)	$70,374
Stock option exercises	27	3	—	—	41	—	44
Issuance of shares pursuant to Employee Stock Purchase Plan	84	9	—	—	223	—	232
Stock-based compensation	—	—	—	—	696	—	696
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	108	11	—	—	(94)	—	(83)
Net loss	—	—	—	—	—	(7,397)	(7,397)
Balance at September 30, 2022	42,640	$4,265	300	$(884)	$188,459	$(127,974)	$63,866

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2023
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively in this report as "Iteris", the "Company", "we", "our", and "us") is a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone.

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

We believe our products, solutions and services increase vehicle and pedestrian safety and decrease congestion within our communities, while also reducing environmental impact, including carbon emissions.

We continue to make significant investments to leverage our existing technologies and further enhance our advanced detection sensors, software as a service portfolio, mobility data sets, mobility consulting services, and cloud-enabled managed services. As we are always mindful of capital allocation, we apply significant effort to evaluate and prioritize these investments. Likewise, we are always exploring strategic alternatives intended to optimize the value of our Company.

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
Recent Developments
COVID-19 Update
The World Health Organization determined that COVID-19 no longer fits the definition of a public health emergency and the U.S. government announced that the declaration of a public health emergency associated with COVID-19 expired on May 11, 2023. Although COVID-19 has entered an endemic stage, the continuing impacts of COVID-19 remain and are expected to continue to remain as a serious endemic threat for an indefinite future period and COVID-19 (or other future pandemics) may continue to adversely affect the global economic conditions, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment.
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

Our products require specialized parts, some of which became more difficult to source during the COVID-19 pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company's tactics to mitigate global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 ("Fiscal 2023"). We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity.

The increase in inventory purchases and in particular components purchased in the secondary markets was curtailed in the second half of Fiscal 2023, and the Company currently does not expect to continue to accumulate inventory, in the same magnitude, in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to maintain sufficient liquidity.

Restructuring Activities
To help offset increases in supply chain costs in Fiscal 2023, on May 12, 2022, the Board of Directors of Iteris, Inc. approved additional restructuring activities to better position the Company for increased profitability and growth. The Company incurred employee separation costs in relation to these activities, which were included in restructuring charges on the unaudited condensed statement of operations. Refer to Note 3, Restructuring Activities, for more information.
Basis of Presentation
Our unaudited condensed financial statements have been prepared in accordance with the rules of the SEC for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for Fiscal 2023, filed with the SEC on June 29, 2023. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the results to be expected for fiscal year ended March 31, 2024 ("Fiscal 2024") or any other future periods.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made in the preparation of the financial statements include, but are not limited to, recoverability of long-lived and intangible assets; estimates of future cash flows used to assess the recoverability of the impairment of goodwill; collectability of accounts receivable; projections of taxable income used to assess realizability of deferred tax assets; warranty reserves; costs to complete long-term contracts; indirect cost rates used in cost plus contracts; fair value of stock option awards and equity instruments; capitalization and estimated useful life of the Company's internal-use software development costs. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such evaluation.

Revenue Recognition
The Company recognizes revenues when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenue from contracts with customers, ranging from purchase orders to multi-year agreements.
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
Service revenues consist of revenues derived from maintenance support contracts and subscription agreements for the use of the Company’s service platforms and Application Programming Interfaces ("API's"). We generate this revenue from fees for maintenance and support, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.
Service revenues are also derived from long-term engineering and consulting service contracts, primarily with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. We recognize revenue on fixed fee contracts over time, using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) contracts are considered to involve variable consideration. However, contractual performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenue over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.
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
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The Company estimates allowances for expected credit losses on trade accounts receivable and contract assets as required by the Current Expected Credit Loss ("CECL") model, as per Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326). If warranted, the allowance is increased by the Company’s provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.
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
Contract Fulfillment Costs
The Company evaluates whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. There were approximately $0.4 million and $0.5 million of contract fulfillment costs as of September 30, 2023 and March 31, 2023, respectively, which are presented in the accompanying unaudited condensed balance sheets as prepaid expense. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2023 and March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with two financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high quality financial institutions, and therefore are believed to have minimal credit risk. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2023, the Company had approximately $20.1 million of deposits at financial institutions in excess of the FDIC insured limit.
Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe, the Middle East and South America. We generally do not require collateral or other security from our domestic customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.
We currently have, and historically have had, a diverse customer base. For the three and six months ended September 30, 2023 and 2022, no individual customer represented greater than 10% of our total revenues. As of September 30, 2023 and March 31, 2023, no individual customer represented greater than 10% of our total accounts receivable.
Fair Values of Financial Instruments
The accounting guidance provided in ASC 820, Fair Value Measurements for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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

As of September 30, 2023 and March 31, 2023, restricted cash was $0.4 million and $0.1 million, respectively, consisting of cash restricted for shares purchased under the Employee Stock Purchase Plan ("ESPP") (see Note 8, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed statements of cash flows consisted of the following:

	September 30,
	2023	2022
	(In thousands)
Cash and cash equivalents	$20,161	$7,991
Restricted cash	449	141
	$20,610	$8,132
Allowance for Doubtful Accounts
We record accounts receivable net of the allowance for doubtful accounts. The allowance is established in accordance with the CECL model. We estimate the allowance for doubtful accounts based on the Company's assessment of its ability to collect on customer accounts receivable. The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers' financial condition. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. The allowance reflects our best estimate of probable losses associated with the accounts receivable balance. Our assessment is based on historical experience, current information and reasonable and supportable forecasts. Accounts receivables with similar risk characteristics are evaluated collectively and accounts receivables that do not share similar risk characteristics are evaluated individually. Risk characteristics relevant to the Company’s accounts receivable include account balance and aging status. Adjustments to the allowance for doubtful accounts are recorded through bad debt expense, which is included in operating expenses on the accompanying unaudited condensed statements of operations. The Company writes off accounts receivable against the allowance when it determines that the balance is uncollectible and collection of the receivable is no longer being actively pursued.

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

Capitalized Software Development Cost

The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350-40, Intangibles — Internal Use Software (“ASC 350-40”). Under ASC 350-40, the costs incurred during the application development stage, which include costs of software configuration and interface design, coding, installation and testing are required to be capitalized. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred and included in research and development in the unaudited condensed statements of operations.

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
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual quantitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. During the six months ended September 30, 2023 and 2022, there was no goodwill impairment.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. During the six months ended September 30, 2023 and 2022, there was no impairment to our long-lived and intangible assets.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of September 30, 2023, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Loss Contingencies
We are subject to legal actions that arise in the ordinary course of business. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss at no less than the minimum of the range. The Company expenses legal defense costs as incurred.
Comprehensive Income (Loss)
Net income (loss) was the same as comprehensive income (loss) for the three and six months ended September 30, 2023 and September 30, 2022.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which deferred the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. As a smaller reporting company, ASU 2016-13 is now effective for our Fiscal 2024. The Company adopted the standard with an immaterial expected credit loss and no adjustment to the opening balance.
Immaterial Correction of Prior Period Financial Statements
Subsequent to the issuance of the financial statements for the three and six months ended September 30, 2022 and as similarly disclosed in the Company’s annual financial statements for Fiscal 2023, we identified misstatements in unbilled accounts receivable and deferred revenue related to contract activity prior to the fiscal year ended March 31, 2021. Such misstatements relate to balances for contract assets and refund liabilities we determined should have previously been eliminated based on a combination of contract age and cessation of activity associated with certain contracts.

The Company determined the effect of the misstatements were not material to the previously issued financial statements. We determined to restate the accompanying condensed statement of stockholders’ equity for the six months ended September 30, 2022 to correct for this matter, which resulted in an increase to accumulated deficit of $1.6 million and decrease in total stockholders’ equity of $1.6 million as of September 30, 2022 from amounts previously reported of $(126,361) and $65,479, respectively.

Because these corrections occurred at a time preceding the periods presented herein, all corrections were limited to the condensed statement of stockholders’ equity.

2.Supplemental Financial Information
Inventories
The following table presents details of our inventories, net of reserves:

	September 30, 2023	March 31, 2023
	(In thousands)
Raw materials	$7,771	$7,840
Work in process	106	315
Finished goods	2,904	2,686
	$10,781	$10,841
Property and Equipment
The following table presents details of our property and equipment, net:

	September 30, 2023	March 31, 2023
	(In thousands)
Equipment	$6,631	$6,359
Leasehold improvements	824	824
Accumulated depreciation	(6,130)	(5,886)
	$1,325	$1,297
Depreciation expense was approximately $0.1 million for each of the three-month periods ended September 30, 2023 and September 30, 2022. Of the total depreciation expense, approximately half was recorded to cost of revenues, and approximately half was recorded to operating expenses for each period.
Depreciation expense was approximately $0.3 million for each of the six-month periods ended September 30, 2023 and September 30, 2022. Of the total depreciation expense, approximately $0.1 million was recorded to cost of revenues, and approximately $0.2 million was recorded to operating expenses for each of those periods.
Intangible Assets
The following table presents details of our net intangible assets:

	September 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(3,907)	$1,079	$4,986	$(3,444)	$1,542
Customer contracts / relationships	9,550	(5,078)	4,472	9,550	(4,371)	5,179
Trade names and non-compete agreements	782	(770)	12	782	(770)	12
Capitalized software development costs	8,839	(4,434)	4,405	7,489	(4,032)	3,457
Total	$24,157	$(14,189)	$9,968	$22,807	$(12,617)	$10,190
Amortization expense for intangible assets subject to amortization was approximately $0.8 million in total for each of the three-month periods ended September 30, 2023 and September 30, 2022. Of the total amortization expense, approximately $0.1 million was recorded to cost of revenues and approximately $0.7 million was recorded to operating expenses for each period.
Amortization expense was approximately $1.6 million in total for each of the six-month periods ended September 30, 2023 and September 30, 2022. Of the total amortization expense, approximately $0.3 million was recorded to cost of revenues, and approximately $1.3 million was recorded to operating expenses for each period.

We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.
As of September 30, 2023, future estimated amortization expense was as follows:

Year Ending March 31,
(In thousands)
2024	$1,796
2025	3,519
2026	2,295
2027	1,727
2028	619
$9,956
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed balance sheets. The following table presents activity related to the warranty reserve:

	Six Months Ended September 30,
	2023	2022
	(In thousands)
Balance at beginning of fiscal year	$758	$616
Additions charged to cost of sales	245	104
Warranty claims	(167)	(67)
Balance at end of reporting period	$836	$653
Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$551	$(7,397)	$2,676	$(12,262)
Denominator:
Weighted average common shares used in basic computation	42,742	42,288	42,654	42,334
Stock options and other dilutive awards	971	—	1,023	—
Weighted average common shares used in diluted computation	43,713	42,288	43,677	42,334
Net income (loss) per common share
Basic net income (loss) per share	$0.01	$(0.17)	$0.06	$(0.29)
Diluted net income (loss) per share	$0.01	$(0.17)	$0.06	$(0.29)
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Stock options	3,213	5,534	3,287	5,626
Restricted stock units	525	345	402	395
3.Restructuring Activities
On May 12, 2022, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth.

The restructuring activities during the three and six months ended September 30, 2023 were as follows (in thousands):

Balance at March 31, 2023	$242
Cash payments	(197)
Balance at June 30, 2023	45
Cash payments	(45)
Balance at September 30, 2023	$—
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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2023 or March 31, 2023. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at September 30, 2023 and March 31, 2023.
The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of September 30, 2023
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,598	$(483)	$427	$1,542
Total	$1,598	$(483)	$427	$1,542

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,613	$(298)	$596	$1,911
Total	$1,613	$(298)	$596	$1,911

	As of March 31, 2023
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,426	$(437)	$321	$1,310
Total	$1,426	$(437)	$321	$1,310

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,201	$(296)	$563	$1,468
Level 3:
Contingent consideration (3)	600	—	—	600
Transfer out	(600)			(600)
Subtotal	—	—	—	—
Total	$1,201	$(296)	$563	$1,468
(1) Included in prepaid expenses and other current assets on the Company’s balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s balance sheet.
(3) As of March 31, 2023, the balance of contingent consideration was short-term and included in accrued liabilities in the Company’s balance sheets. As of September 30, 2023, the balance had been paid in full.

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that, we would be required to sell, any of our investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of September 30, 2023.
5.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax benefit was less than $0.1 million, or 6.4% of pretax income, for the three months ended September 30, 2023 as compared to income tax expense of $(0.3) million, or (3.9)% of pretax loss, for the three months ended September 30, 2022. Income tax expense was $(0.1) million, or (2.3)% of pretax income, for the six months ended September 30, 2023 as compared to income tax expense of $(0.1) million, or (1.0)% of pretax loss, for the six months ended September 30, 2022.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. We previously recorded a full valuation allowance against our deferred tax assets due to our cumulative pre-tax losses, and we continue to maintain a valuation allowance against our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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

The Company agreed to accept a $1.0 million return of inventory sold by the Company during Fiscal 2023, at the request of a prime contractor and related to a project that has been delayed. The Company is a subcontractor to the prime contractor on the delayed project, and there currently are no known issues with the product, nor is there currently any contention that there are issues with the product. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023, to accept the inventory return. In the three months ended June 30, 2023, we recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in accrued liabilities representing the sale value of the inventory and $0.8 million in prepaid expenses and other current assets representing the estimated value of the inventory to be returned in the future. In the three months ended September 30, 2023, the inventory was returned, and the accrued liability was paid. As of September 30, 2023, there were no outstanding contingencies related to this inventory.
7.Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the U.S. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 year to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the unaudited condensed balance sheet as follows:

	Classification	September 30, 2023	March 31, 2023
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$7,509	$8,345
Total operating lease right-of-use-assets		$7,509	$8,345

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$2,319	$2,339
Operating lease liabilities (long-term)	Lease liabilities	6,560	7,641
Total lease liabilities		$8,879	$9,980

Lease Costs
We recorded approximately $0.6 million and $1.2 million of lease costs in our unaudited condensed statements of operations for the three and six months ended September 30, 2023, respectively, as compared to approximately $0.6 million and $1.3 million for the three and six months ended September 30, 2022, respectively. The Company currently has no variable lease costs.
Supplemental Information
Information related to the Company right-of-use assets and related operating lease liabilities were as follows:

	Six Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$1,346	$706
Weighted average remaining lease term (in years)	3.5	4.3
Weighted average discount rate	4.7%	4.8%

Maturities of Lease Liabilities
Maturities of lease liabilities as of September 30, 2023 were as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2024	$1,348
2025	2,483
2026	2,178
2027	2,207
2028	1,315
Thereafter	204
Total lease payments	9,735
Less imputed interest	(856)
Present value of future lease payments	8,879
Less current obligations under leases	(2,319)
Long-term lease obligations	$6,560

8.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs"), performance-based restricted stock units ("PSUs”), cash incentive awards and other stock-based awards. At September 30, 2023, there were approximately 1.7 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.9 million as of September 30, 2023.
Stock Options
A summary of activity with respect to our stock options for the six months ended September 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price
	(In thousands)
Options outstanding at March 31, 2023	6,287	$4.11
Granted	266	4.06
Exercised	(104)	3.22
Forfeited	(403)	4.04
Expired	(195)	4.85
Options outstanding at September 30, 2023	5,851	4.10

Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the six months ended September 30, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
RSUs outstanding at March 31, 2023	497	$4.12
Granted	274	4.08
Vested and released	(80)	3.39
Forfeited	(45)	4.12
RSUs outstanding at September 30, 2023	646	4.19
Performance Stock Units
The Board has approved PSUs to our executive officers and certain Vice Presidents. Between 0% and 160% of the PSUs will be eligible to vest based on annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 for the span of the full three-year performance period, with a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of three years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model.
The following table summarizes the details of the performance stock units:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
PSUs outstanding at March 31, 2023	83	$4.45
Granted	223	2.60
Vested and released	(43)	4.98
Forfeited	(59)	3.61
PSUs outstanding at September 30, 2023	204	2.56
Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenues	$58	$78	$143	$142
General and administrative	513	347	715	965
Sales and marketing	157	116	291	194
Research and development	144	155	247	243
Total stock-based compensation	$872	$696	$1,396	$1,544

As of September 30, 2023, there was approximately $3.2 million, $1.6 million and $0.3 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years for stock options, 1.7 years for RSUs and 2.1 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan (“ESPP”) that allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. In July 2023, 92,097 shares related to the first offering period of Fiscal 2024 were purchased. In July 2022, 84,426 shares related to the first offering period of Fiscal 2023 were purchased.
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
On November 6, 2014, the Board approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From the inception of the 2012 stock repurchase program on through its termination on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of September 30, 2023, these repurchased shares had been retired and resumed their status as authorized and unissued shares of our common stock.

On May 12, 2022, the Board of Directors approved a new plan for the Company to acquire up to $10.0 million of its outstanding common stock for an unspecified length of time. Under the 2022 stock repurchase program, we may repurchase shares from time to time in the open market and privately negotiated transactions and block trades and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the repurchase program at any time without prior notice. During the quarter ended September 30, 2023, there were no repurchases. As of September 30, 2023 approximately $9.1 million remained available for the repurchase of our common stock under our current program.

During the quarter ended September 30, 2023, the Company retired 300,000 shares of Treasury Stock which previously were repurchased under the Company’s 2022 stock repurchase program. These repurchased shares resumed their status as authorized and unissued shares of our common stock.

10.Business Segments
The Company's Chief Operating Decision Maker ("CODM"), who is our Chief Executive Officer, reviews the Company's results on a consolidated basis and our financial results are presented under a single reporting segment in order to provide the most accurate representation of the Company's performance.

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

On September 12, 2022, the Company voluntarily terminated the Credit Agreement and expensed the remaining capitalized deferred financing costs. The Company had not borrowed against the Credit Agreement since its inception, but the Company continued to incur customary fees thereunder prior to this termination. In connection with the termination of the Credit Agreement, all liens securing such obligations and guarantees of such obligations were released. Amortization of the deferred financing costs and commitment fees on the unused revolving credit facility commitments of $0.3 million are included in interest income (expense), net on the unaudited condensed statement of operations. As of September 30, 2023, no amounts of capitalized deferred financing costs remained.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect,” “believe,” “intend,” “plan,” “should,” “will,” “may,” "might," “anticipate,” “estimate,” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impacts of any current or future litigation, the impacts of recent accounting pronouncements, the impacts of ongoing and new supply chain constraints, the status of our facilities and product development, reliance on key personnel, general economic conditions, including rising interest rates, the impacts of any future volatility or instability in national or international political conditions, any shutdown of the United Sates federal government or any default on its debt obligations, future impacts of COVID-19, and other characterizations of future events or circumstances are forward-looking statements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially and adversely from those projected. We encourage you to carefully read this report in conjunction with our annual report on Form 10-K in its entirety, including the various disclosures made by us which describe certain factors which could affect our business, such as those set forth in the “Risk Factors” of in Part II. Item 1A of this report, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
Recent Developments
Impact of COVID-19 on Our Business
The World Health Organization determined that COVID-19 no longer fits the definition of a public health emergency and the U.S. government announced that the declaration of a public health emergency associated with COVID-19 expired on May 11, 2023. Although COVID-19 has entered an endemic stage, the continuing impacts of COVID-19 remain and are expected to continue to remain as a serious endemic threat for an indefinite future period and COVID-19 (or other future pandemics) may continue to adversely affect the global economic conditions, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment.
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

Our products require specialized parts, some of which became more difficult to source during the COVID-19 pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company's tactics to mitigate global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 ("Fiscal 2023"). We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity.

The increase in inventory purchases and in particular components purchased in the secondary markets was curtailed in the second half of Fiscal 2023, and the Company currently does not expect to continue to accumulate inventory, in the same magnitude, in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to maintain sufficient liquidity.

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

As a global leader in smart mobility infrastructure management, we are committed to a cleaner, healthier and more sustainable future. Our core business aims to reduce climate impact through our work with public and private-sector partners to improve the efficiency of mobility, which, among other things has the benefit of reducing carbon emissions. For example, by reducing vehicle delays and stops through traffic signal timing projects, improving the efficiency and fuel consumption of public transit via signal priority programs, and reducing time spent roadside for heavy-emitting commercial freight vehicles during inspection, our industry-leading portfolio of smart mobility infrastructure management solutions is currently helping cities and states to reduce their carbon footprint. Additionally, we continue to enhance the design of our sensors to withstand increasingly extreme weather conditions.
Non-GAAP Financial Measures
Net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, project loss reserves, other legal expenses, and executive severance and transition costs (“Adjusted EBITDA”) was approximately $2.9 million and $6.9 million for the three and six months ended September 30, 2023, respectively, as compared to approximately $(5.2) million and $(7.6) million for the three and six months ended September 30, 2022, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA and the related financial ratio provide additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratio, as presented in this Quarterly Report on Form 10-Q (“Form 10-Q”), are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by (used in) operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
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
Because of these limitations, Adjusted EBITDA and the related financial ratio should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our unaudited condensed financial statements contained in this Form 10-Q. However, in spite of the above limitations, we believe that Adjusted EBITDA and the related financial ratios are useful to an investor in evaluating our results of operations because these measures:
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
•Interest income and expense. Iteris excludes interest income and expense because it does not believe this item is reflective of ongoing business and operating results. This amount may be useful to investors for determining current cash flow. For the three and six months ended September 30, 2022, interest expense includes amortization of the remaining capitalized deferred financing costs due to the termination of the Credit Agreement in Fiscal 2023 (see Note 11, Long-Term Debt, to the Financial Statements for more information).
•Stock-based compensation. These expenses consist primarily of expenses from employee and director equity-based compensation plans. Iteris excludes stock-based compensation primarily because they are non-cash expenses and Iteris believes that it is useful to investors to understand the impact of stock-based compensation to its results of operations and current cash flow.
•Other legal expenses. Iteris excludes legal expenses that it believes are infrequent, unusual and not reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance. We do not adjust for any ordinary course legal expenses. For the three and six months ended September 30, 2023, other legal expenses consist of costs related to a specific breach of contract dispute for which the Company previously expected a settlement to be reached, however, due to a change in facts and circumstances that now point to a more protracted and costly process, we included the legal costs of $0.6 million incurred during the three months ended September 30, 2023, and in addition included related expenses of $0.4 million incurred during the three months ended June 30, 2023 in results for the six months ended September 30, 2023. The Company believes that an outcome resulting in a loss is remote. There were no such costs in the prior year periods.
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

Reconciliations of net income (loss) to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Net income (loss)	$551	$(7,397)	$2,676	$(12,262)
(Benefit from) provision for income taxes	(33)	289	62	122
Depreciation expense	136	149	286	308
Amortization expense	787	804	1,570	1,626
Interest (income) expense	(2)	300	(70)	332
Stock-based compensation	872	696	1,396	1,544
Other adjustments:
Restructuring charges	—	—	—	707
Other legal expenses	604	—	1,019	—
Adjusted EBITDA	$2,915	$(5,159)	$6,939	$(7,623)
Percentage of total revenues	6.7%	(13.1)%	8.0%	(10.5)%

Critical Accounting Policies and Estimates
"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on our unaudited condensed financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 1, Description of Business and Summary of Significant Accounting Policies, to the Financial Statements for more information). In preparing our financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, goodwill, and income taxes have the most potential impact on our financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.
Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.

Analysis of Quarterly Results from Continuing Operations
Total Revenues. The following table presents details of total revenues for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product revenues	$23,398	$20,788	$2,610	12.6%
Service revenues	20,165	18,471	1,694	9.2%
Total revenues	$43,563	$39,259	$4,304	11.0%

	Six Months Ended September 30,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product revenues	$47,056	$37,169	$9,887	26.6%
Service revenues	40,052	35,757	4,295	12.0%
Total revenues	$87,108	$72,926	$14,182	19.4%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended September 30, 2023 increased 12.6% to $23.4 million, as compared to $20.8 million in the corresponding period in the prior year, primarily due to continued strong demand for our sensors and our circuit board redesign efforts allowing us to reduce the impact of supply chain issues constraining our ability to ship product in the prior year.
Service revenues consist of software, managed services, systems integration, and consulting services revenues. In certain instances, the lack of third-party product availability can impact the timing of systems integration projects and associated revenue recognition. Service revenues for the three months ended September 30, 2023 increased 9.2% to $20.2 million, compared to $18.5 million in the corresponding period in the prior year. This increase was due to continued acceleration of consulting services revenue. Total annual recurring revenue, which we define as revenue from software and managed service contracts, was approximately 25% of total revenue for both the three months ended September 30, 2023 and September 30, 2022.
Total revenues for the three months ended September 30, 2023 increased 11.0% to $43.6 million, compared to $39.3 million in the corresponding period in the prior year due to the aforementioned reasons.
Product revenues for the six months ended September 30, 2023 increased 26.6% to $47.1 million, compared to $37.2 million in the corresponding period in the prior year, primarily due to continued strong demand for our sensors and our circuit board redesign efforts allowing us to reduce the impact of supply chain issues that constrained our ability to ship product in the prior year.
Service revenues for the six months ended September 30, 2023 increased 12.0% to $40.1 million, compared to $35.8 million in the corresponding period in the prior year. This increase was due to continued acceleration of consulting services revenue. Total annual recurring revenue, which we define as revenue from software and managed service contracts, was approximately 25% of total revenue for the six months ended September 30, 2023 and 27% of total revenue for the same period last year.
Total revenues for the six months ended September 30, 2023 increased 19.4% to $87.1 million, compared to $72.9 million in the corresponding period in the prior year due to the aforementioned reasons.

Backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be earned under our existing agreements, but it does not represent the total contract award if a firm commitment, purchase order or task order has not yet been issued under the contract, and are not included in deferred revenue on our balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. We typically expect to recognize revenue in the range of approximately two-thirds to three-quarters of our backlog as of the end of a fiscal year in the subsequent fiscal year. We believe backlog is a useful metric for investors, given its relevance to total orders, although there can be no assurances we will recognize revenue from bookings or backlog timely.

The Company added approximately $43.8 million of new bookings, or potential revenue under binding agreements, during the second quarter of fiscal 2024. The Company's total ending backlog increased 10.9% to approximately $124.0 million as of September 30, 2023, as compared to approximately $111.8 million as of September 30, 2022. Our backlog as of September 30, 2023 set an all-time record for the Company.
Gross Profit and Gross Margin
The following tables present details of our gross profit for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product gross profit	$10,312	$762	$9,550	1,253.3%
Service gross profit	5,952	5,789	163	2.8%
Total gross profit	$16,264	$6,551	$9,713	148.3%

Product gross margin as a % of product revenues	44.1%	3.7%
Service gross margin as a % of service revenues	29.5%	31.3%
Total gross margin as a % of total revenues	37.3%	16.7%

	Six Months Ended September 30,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product gross profit	$21,866	$5,486	$16,380	298.6%
Service gross profit	11,201	11,224	(23)	(0.2)%
Total gross profit	$33,067	$16,710	$16,357	97.9%

Product gross margin as a % of product revenues	46.5%	14.8%
Service gross margin as a % of service revenues	28.0%	31.4%
Total gross margin as a % of total revenues	38.0%	22.9%

Our product gross margin as a percentage of product revenues for the three and six months ended September 30, 2023 increased approximately 4,040 basis points and 3,170 basis points, respectively, compared to the corresponding period in the prior year. The increase was primarily due to continued improvement in the Company's supply chain, demonstrating we are realizing the anticipated gross margin benefits from the introduction of our alternative circuit boards and other elements of our supply chain improvement plan.

Our service gross margin as a percentage of service revenues for the three and six months ended September 30, 2023 decreased approximately 180 basis points and 340 basis points respectively, compared to the corresponding period in the prior year, primarily due to a higher proportion of cost of revenue related to subcontractors and higher costs for data we purchased during the three and six months ended September 30, 2023.

Our total gross margin as a percentage of total revenues for the three and six months ended September 30, 2023 increased approximately 2,060 basis points and 1,510 basis points, as compared to the corresponding prior year periods due to the aforementioned reasons.

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

General and Administrative

General and administrative expense for the three months ended September 30, 2023 increased approximately 27.4% to $6.3 million, compared to $5.0 million for the three months ended September 30, 2022. General and administrative expense for the six months ended September 30, 2023 increased approximately 6.5% to $12.1 million, compared to $11.4 million for the six months ended September 30, 2022. The increase for the three and six months ended September 30, 2023 as compared to the three and six months ended September 30, 2022 was primarily due to the additional legal fees described above under "Non-GAAP Financial Measures—Other legal expenses," the use of consulting services for various areas of assistance, increased stock compensation tied to the attainment of specific performance benchmarks, and recruiting.
Sales and Marketing
Sales and marketing expense for the three months ended September 30, 2023 increased approximately 9.9% to $6.2 million compared to $5.7 million for the three months ended September 30, 2022. Sales and marketing expense for the six months ended September 30, 2023 increased approximately 15.2% to $12.5 million compared to $10.9 million for the six months ended September 30, 2022. The increase was primarily due to more earned sales commissions driven by increases in revenue, increased headcount, and additional work on large design and build sales proposals.
Research and Development
Research and development expense for the three months ended September 30, 2023 increased approximately 18.0% to $2.6 million, compared to $2.2 million for the three months ended September 30, 2022. Research and development expense for the six months ended September 30, 2023 increased approximately 8.4% to $4.7 million, compared to $4.3 million for the six months ended September 30, 2022. The overall increase was primarily due to the continued investment in research and development activities largely focused on improving our existing software related offerings and the development of new software products.

We plan to continue to invest in the development of further enhancements and new functionality of our Iteris ClearMobility® Platform which includes among other things our software portfolio and our Vantage sensors.
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
Amortization of Intangible Assets
Amortization expense for intangible assets is recorded in both cost of revenues and operating expenses. Total amortization was approximately $0.8 million for each of the three months ended September 30, 2023 and 2022, and approximately $1.6 million for each of the six months ended September 30, 2023 and 2022.

Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on our current estimate of full year results, except taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax benefit was less than $0.1 million, or 6.4% of pretax income, for the three months ended September 30, 2023 as compared to income tax expense of $(0.3) million, or (3.9)% of pretax loss, for the three months ended September 30, 2022. Income tax expense was $(0.1) million, or (2.3)% of pretax income, for the six months ended September 30, 2023 as compared to income tax expense of $(0.1) million, or (1.0)% of pretax loss, for the six months ended September 30, 2022.

In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. We previously recorded a full valuation allowance against our deferred tax assets due to our cumulative pre-tax losses, and we continue to maintain a valuation allowance against our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
The Company agreed to accept a $1.0 million of inventory sold by the Company during Fiscal 2023, at the request of a prime contractor and related to a project that has been delayed. The Company is a subcontractor to the prime contractor on the delayed project, and there currently are no known issues with the product, nor is there currently any contention that there are issues with the product. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023, to accept the inventory return. In the three months ended June 30, 2023, we recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in accrued liabilities representing the sale value of the inventory and $0.8 million in prepaid expenses and other current assets representing the estimated value of the inventory to be returned in the future. In the three months ended September 30, 2023, the inventory was returned, and the accrued liability was paid. As of September 30, 2023, there were no outstanding contingencies related to this inventory.
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
At September 30, 2023, we had $30.2 million in working capital, which included $20.6 million in cash and cash equivalents and restricted cash. This compares to working capital of $24.8 million at March 31, 2023, which included $16.7 million in cash and cash equivalents and restricted cash.
Operating Activities. Net cash provided from operating activities of our continuing operations for the six months ended September 30, 2023 was approximately $4.7 million, which compares to net cash used in operating activities of our continuing operations of approximately $(13.6) million for the same period in the prior year. The $18.3 million year-over-year improvement is primarily due to the $14.9 million increase in net income, coupled with lower cash consumed by inventory and collections on unbilled accounts receivable and deferred revenue. This was partially offset by increased prepaid expenses and cash consumed with the paying down of accounts payable and accrued expenses.
Investing Activities. Net cash used in investing activities of our continuing operations during the six months ended September 30, 2023 of approximately $1.4 million, compared to net cash used of $1.0 million for the same period in the prior year. The increase was largely due to a $0.5 million increase in capitalized software development costs.

Financing Activities. Net cash provided from financing activities of our continuing operations during the six months ended September 30, 2023 was $1.3 million higher than the same period in the prior year, primarily driven by a $0.3 million increase in cash proceeds from the exercises of stock options and our repurchases of $0.9 million of common stock in the prior year.
Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements as of September 30, 2023.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

During the quarter ended September 30, 2023, there were no repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or are incorporated by reference to the location indicated.

Exhibit Number	Description	Where Located
3.1	Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on October 12, 2018	Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed with the SEC on October 15, 2018

3.2	Restated Bylaws of the Registrant, as amended through August 6, 2018	Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 7, 2018

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	Filed herewith
___________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2023	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ KERRY A. SHIBA
Kerry A. Shiba
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)