Form 10-Q
period 2023-12-31
ITERIS, INC.
filed 2024-02-08
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2024, there were 42,908,024 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. ClearMobility®, Iteris®, and Vantage® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Balance Sheets
(In thousands, except par values)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$21,185	$16,587
Restricted cash	338	140
Trade accounts receivable, net of allowance for doubtful accounts of $418 and $357 at December 31, 2023 and March 31, 2023, respectively	24,859	23,809
Unbilled accounts receivable	8,596	8,349
Inventories	11,456	10,841
Prepaid expenses and other current assets	3,615	3,128
Total current assets	70,049	62,854
Property and equipment, net	1,290	1,297
Right-of-use assets	7,332	8,345
Intangible assets, net	10,021	10,190
Goodwill	28,340	28,340
Other assets	570	768
Total assets	$117,602	$111,794
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$14,249	$12,943
Accrued payroll and related expenses	10,877	12,923
Accrued liabilities	5,304	5,453
Deferred revenue	8,619	6,720
Total current liabilities	39,049	38,039
Lease liabilities	6,301	7,641
Deferred income taxes	483	422
Unrecognized tax benefits	38	79
Other long-term liabilities	3,159	2,707
Total liabilities	49,030	48,888
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at December 31, 2023 and March 31, 2023
Issued and outstanding shares — 42,793 at December 31, 2023 and 42,808 at March 31, 2023	4,280	4,282
Treasury stock	(15)	(891)
Additional paid-in capital	192,876	190,082
Accumulated deficit	(128,569)	(130,567)
Total stockholders' equity	68,572	62,906
Total liabilities and stockholders' equity	$117,602	$111,794

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Product revenues	$23,133	$22,852	$70,189	$60,021
Service revenues	18,996	17,834	59,048	53,591
Total revenues	42,129	40,686	129,237	113,612
Cost of product revenues	12,985	15,981	38,175	47,664
Cost of service revenues	13,595	12,885	42,446	37,418
Cost of revenues	26,580	28,866	80,621	85,082
Gross profit	15,549	11,820	48,616	28,530
Operating expenses:
General and administrative	5,226	5,499	17,371	16,904
Sales and marketing	6,421	5,780	18,947	16,652
Research and development	2,858	2,047	7,531	6,356
Amortization of intangible assets	650	651	1,952	1,970
Restructuring charges	—	—	—	707
Total operating expenses	15,155	13,977	45,801	42,589
Operating income (loss)	394	(2,157)	2,815	(14,059)
Non-operating income (expense):
Other income, net	141	135	388	229
Interest income (expense), net	39	—	109	(332)
Income (loss) before income taxes	574	(2,022)	3,312	(14,162)
Provision for income taxes	(219)	(27)	(281)	(149)
Net income (loss)	$355	$(2,049)	$3,031	$(14,311)

Net income (loss) per common share
Basic net income (loss) per share	$0.01	$(0.05)	$0.07	$(0.34)
Diluted net income (loss) per share	$0.01	$(0.05)	$0.07	$(0.34)

Shares used in basic per share calculations	42,944	42,341	42,798	42,336
Shares used in diluted per share calculations	43,784	42,341	43,762	42,336

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Cash Flows
(In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$3,031	$(14,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Right-of-use asset non-cash expense	1,547	2,839
Deferred income taxes	20	36
Depreciation of property and equipment	422	461
Stock-based compensation	2,218	1,982
Amortization of intangible assets	2,349	2,396
Loss on disposal of equipment	—	8
Changes in operating assets and liabilities:
Trade accounts receivable	(1,050)	1,171
Unbilled accounts receivable and deferred revenue	2,104	(1,174)
Inventories	(615)	(4,500)
Prepaid expenses and other assets	(289)	534
Trade accounts payable and accrued expenses	(1,178)	1,809
Operating lease liabilities	(1,874)	(2,066)
Net cash provided by (used in) operating activities	6,685	(10,815)
Net cash used in operating activities - discontinued operations	—	(329)
Net cash provided by (used in) operating activities	6,685	(11,144)
Cash flows from investing activities
Purchases of property and equipment	(415)	(512)
Capitalized software development costs	(1,891)	(992)
Net cash used in investing activities	(2,306)	(1,504)
Cash flows from financing activities
Proceeds from stock option exercises	362	45
Proceeds from ESPP purchases	268	232
Tax withholding payments for net share settlements of restricted stock units	(30)	(61)
Repurchases of common stock	(183)	(884)
Net cash provided by (used in) financing activities	417	(668)
Increase (decrease) in cash, cash equivalents and restricted cash	4,796	(13,316)
Cash, cash equivalents and restricted cash at beginning of period	16,727	23,809
Cash, cash equivalents and restricted cash at end of period	$21,523	$10,493
Supplemental cash flow information:
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$534	$291
Capitalized software development costs in accounts payable and accrued liabilities	$532	$—

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Stockholders’ Equity
(In thousands)

	THREE AND NINE MONTHS ENDED DECEMBER 31, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	42,808	$4,282	369	$(891)	$190,082	$(130,567)	$62,906
Stock option exercises	60	6	—	—	251	—	257
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	1	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	525	—	525
Net income	—	—	—	—	—	2,125	2,125
Balance at June 30, 2023	42,869	$4,288	369	$(891)	$190,852	$(128,442)	$65,807
Stock option exercises	44	4	—	—	83	—	87
Issuance of shares pursuant to Employee Stock Purchase Plan	92	9	—	—	259	—	268
Stock-based compensation	—	—	—	—	871	—	871
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	78	8	—	—	(12)	—	(4)
Issuance of shares pursuant to vesting of performance stock units, net of payroll withholding taxes	40	4	—	—	(18)	—	(14)
Treasury stock retirement	(300)	(30)	(300)	884	—	(854)	—
Deferred shares held within rabbi trust	—	—	22	(2)	2	—	—
Net income	—	—	—	—	—	551	551
Balance at September 30, 2023	42,823	$4,283	91	$(9)	$192,037	$(128,745)	$67,566
Stock option exercises	5	1	—	—	17	—	18
Stock-based compensation	—	—	—	—	822	—	822
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	5	—	—	—	(6)	—	(6)
Repurchase of common stock	—	—	40	(183)	—	—	(183)
Treasury stock retirement	(40)	(4)	(40)	183	—	(179)	—
Deferred shares held within rabbi trust	—	—	60	(6)	6	—	—
Net income	—	—	—	—	—	355	355
Balance at December 31, 2023	42,793	$4,280	151	$(15)	$192,876	$(128,569)	$68,572

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Stockholders’ Equity
(In thousands)
(Continued)

	THREE AND NINE MONTHS ENDED DECEMBER 31, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	42,416	$4,242	—	$—	$186,720	$(115,712)	$75,250
Stock option exercises	1	—	—	—	1	—	1
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	4	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	848	—	848
Treasury stock purchases	—	—	300	(884)	—	—	(884)
Net loss	—	—	—	—	—	(4,865)	(4,865)
Balance at June 30, 2022	42,421	$4,242	300	$(884)	$187,593	$(120,577)	$70,374
Stock option exercises	27	3	—	—	41	—	44
Issuance of shares pursuant to Employee Stock Purchase Plan	84	9	—	—	223	—	232
Stock-based compensation	—	—	—	—	696	—	696
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	108	11	—	—	(94)	—	(83)
Net loss	—	—	—	—	—	(7,397)	(7,397)
Balance at September 30, 2022	42,640	$4,265	300	$(884)	$188,459	$(127,974)	$63,866
Stock-based compensation	—	—	—	—	438	—	438
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	6	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(2,049)	(2,049)
Balance at December 31, 2022	42,646	$4,265	300	$(884)	$188,895	$(130,023)	$62,253

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Financial Statements
December 31, 2023
1.Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to collectively in this report as “Iteris”, the “Company”, “we”, “our”, and “us”) is a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone.

As a pioneer in intelligent transportation systems (“ITS”) technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service (“SaaS”) offerings, mobility consulting services, and cloud-enabled managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States (“U.S.”) and internationally.

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

Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004. Our principal executive offices are located at 1250 S Capital of Texas Hwy, Bldg. 1, Suite 330, Austin TX 78746, and our telephone number at that location is (512) 716-0808. Our website address is www.iteris.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on, or accessible through, our website. Each of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, together with amendments to these reports, are available on the “Investor Relations” section of our website, free of charge, as soon as reasonably practicable after such material is filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”).
Developments Impacting our Business
COVID-19
Although COVID-19 has entered an endemic stage, COVID-19 (or other future pandemics) may continue to adversely affect the global economic conditions, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment. When COVID-19 was considered a public health emergency, we took actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions include, but are not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities (see Note 3, Restructuring Activities, to the Financial Statements for more information).

Our products require specialized parts, some of which became more difficult to source during the COVID-19 pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company's tactics to mitigate global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 (“Fiscal 2023”). We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity.

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
Basis of Presentation
Our unaudited condensed financial statements have been prepared in accordance with the rules of the SEC for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for Fiscal 2023, filed with the SEC on June 29, 2023. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for fiscal year ended March 31, 2024 (“Fiscal 2024”) or any other future periods.
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
Service revenues consist of revenues derived from maintenance support contracts and subscription agreements for the use of the Company’s service platforms and Application Programming Interfaces. We generate this revenue from fees for maintenance and support, monthly active user fees, SaaS fees, and hosting and storage fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.
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

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The Company estimates allowances for expected credit losses on trade accounts receivable and contract assets as required by the Current Expected Credit Loss (“CECL”) model, as per Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). If warranted, the allowance is increased by the Company’s provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.
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
Contract Fulfillment Costs
The Company evaluates whether we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. There were approximately $0.4 million and $0.5 million of contract fulfillment costs as of December 31, 2023 and March 31, 2023, respectively, which are presented in the accompanying unaudited condensed balance sheets as prepaid expense. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2023 and March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
Practical Expedients and Exemptions
T&M and CPFF contracts are considered variable consideration. However, performance obligations with an underlying fee type of T&M or CPFF qualify for the “Right to Invoice” Practical Expedient under Accounting Standards Codification (“ASC”) 606-10-55-18. Under this practical expedient, the Company is not required to estimate such variable consideration upon inception of the contract or reassess the estimate each reporting period.
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
Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with two financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high quality financial institutions, and therefore are believed to have minimal credit risk. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023, the Company had approximately $21.0 million of deposits at financial institutions in excess of the FDIC insured limit.
Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe, the Middle East and South America. We generally do not require collateral or other security from our domestic customers. We maintain an allowance for doubtful accounts for potential credit losses, which losses have historically been within management’s expectations.
We currently have, and historically have had, a diverse customer base. For the three and nine months ended December 31, 2023 and 2022, no individual customer represented greater than 10% of our total revenues. As of December 31, 2023 and March 31, 2023, no individual customer represented greater than 10% of our total accounts receivable.
Fair Values of Financial Instruments
The accounting guidance provided in ASC 820, Fair Value Measurement for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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

As of December 31, 2023 and March 31, 2023, restricted cash was $0.3 million and $0.1 million, respectively, consisting of cash restricted for share purchases under the Employee Stock Purchase Plan (“ESPP”) (see Note 8, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed statements of cash flows consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$21,185	$10,216
Restricted cash	338	277
	$21,523	$10,493
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
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual quantitative assessment of our goodwill during the fourth fiscal quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests. During the nine months ended December 31, 2023 and 2022, there was no goodwill impairment.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. During the nine months ended December 31, 2023 and 2022, there was no impairment to our long-lived and intangible assets.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of December 31, 2023, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance.
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
Comprehensive Income (Loss)
Net income (loss) was the same as comprehensive income (loss) for the three and nine months ended December 31, 2023 and December 31, 2022.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ending March 31, 2025, and subsequent interim periods. Early adoption is permitted and the amendments in this ASU should be applied retroactively. We are currently evaluating the impact of this ASU on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdictions. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ending March 31, 2026. Early adoption is permitted and the amendments in this ASU should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impact of this ASU on our financial statement disclosures.

Immaterial Correction of Prior Period Financial Statements
Subsequent to the issuance of the financial statements for the three and nine months ended December 31, 2022 and as similarly disclosed in the Company’s annual financial statements for Fiscal 2023, we identified misstatements in unbilled accounts receivable and deferred revenue related to contract activity prior to the fiscal year ended March 31, 2021. Such misstatements relate to balances for contract assets and refund liabilities we determined should have previously been eliminated based on a combination of contract age and cessation of activity associated with certain contracts.

The Company determined the effect of the misstatements was not material to the previously issued financial statements. We determined to restate the accompanying condensed statement of stockholders’ equity for the nine months ended December 31, 2022 to correct for this matter, which resulted in an increase to accumulated deficit of $1.6 million and decrease in total stockholders’ equity of $1.6 million as of December 31, 2022 from amounts previously reported of $(128,410) and $63,866, respectively.

Because these corrections occurred at a time preceding the periods presented herein, all corrections were limited to the condensed statement of stockholders’ equity.
2.Supplemental Financial Information
Inventories
The following table presents details of our inventories, net of reserves:

	December 31, 2023	March 31, 2023
	(In thousands)
Raw materials	$7,766	$7,840
Work in process	23	315
Finished goods	3,667	2,686
	$11,456	$10,841
Property and Equipment
The following table presents details of our property and equipment, net:

	December 31, 2023	March 31, 2023
	(In thousands)
Equipment	$6,729	$6,359
Leasehold improvements	827	824
Accumulated depreciation	(6,266)	(5,886)
	$1,290	$1,297
Depreciation expense was approximately $0.1 million and $0.2 million for the three-month periods ending December 31, 2023 and December 31, 2022, respectively. Depreciation expense was approximately $0.4 million and $0.5 million for the nine-month periods ending December 31, 2023 and December 31, 2022, respectively. Depreciation expense is included in cost of revenues and operating expenses in our unaudited condensed statements of operations.

Intangible Assets
The following table presents details of our net intangible assets:

	December 31, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$4,986	$(4,138)	$848	$4,986	$(3,444)	$1,542
Customer contracts / relationships	9,550	(5,431)	4,119	9,550	(4,371)	5,179
Trade names and non-compete agreements	782	(770)	12	782	(770)	12
Capitalized software development costs	9,670	(4,628)	5,042	7,489	(4,032)	3,457
Total	$24,988	$(14,967)	$10,021	$22,807	$(12,617)	$10,190
Amortization expense for intangible assets subject to amortization was approximately $0.8 million in total for each of the three-month periods ended December 31, 2023 and December 31, 2022. Of the total amortization expense, approximately $0.1 million was recorded to cost of revenues and approximately $0.7 million was recorded to operating expenses for each period.
Amortization expense for intangible assets subject to amortization was approximately $2.3 million and $2.4 million for the nine-month periods ending December 31, 2023 and December 31, 2022, respectively. Of the total amortization expense for the nine-months ended December 31, 2023, approximately $0.3 million was recorded to cost of revenues and approximately $2.0 million was recorded to operating expenses, compared to $0.4 million in cost of revenues and $2.0 million in operating expenses for the nine-months ended December 31, 2022.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.
As of December 31, 2023, future estimated amortization expense was as follows:

Fiscal Year Ending March 31,
(In thousands)
2024	$933
2025	3,370
2026	2,145
2027	1,822
2028	1,259
Thereafter	480
$10,009
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.

Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed balance sheets. The following table presents activity related to the warranty reserve:

	Nine Months Ended December 31,
	2023	2022
	(In thousands)
Balance at beginning of fiscal year	$758	$616
Additions charged to cost of sales	330	239
Warranty claims	(268)	(136)
Balance at end of reporting period	$820	$719
Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$355	$(2,049)	$3,031	$(14,311)
Denominator:
Weighted average common shares used in basic computation	42,944	42,341	42,798	42,336
Stock options and other dilutive awards	840	—	964	—
Weighted average common shares used in diluted computation	43,784	42,341	43,762	42,336
Net income (loss) per common share
Basic net income (loss) per share	$0.01	$(0.05)	$0.07	$(0.34)
Diluted net income (loss) per share	$0.01	$(0.05)	$0.07	$(0.34)
The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(In thousands)
Stock options	4,098	6,359	3,558	5,870
Restricted stock units	150	503	318	431
3.Restructuring Activities
On May 12, 2022, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth.

The restructuring activities during the three and nine months ended December 31, 2023 were as follows (in thousands):

Balance at March 31, 2023	$242
Cash payments	(197)
Balance at June 30, 2023	45
Cash payments	(45)
Balance at September 30, 2023 and December 31, 2023	$—

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

We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2023 or March 31, 2023. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at December 31, 2023 and March 31, 2023.
The following tables present the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of December 31, 2023
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,622	$(542)	$609	$1,689
Total	$1,622	$(542)	$609	$1,689

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,631	$(482)	$569	$1,718
Total	$1,631	$(482)	$569	$1,718

	As of March 31, 2023
	(In thousands)
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,426	$(437)	$321	$1,310
Total	$1,426	$(437)	$321	$1,310

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,201	$(296)	$563	$1,468
Level 3:
Contingent consideration (3)	600	—	—	600
Transfer out	(600)			(600)
Subtotal	—	—	—	—
Total	$1,201	$(296)	$563	$1,468
(1) Included in prepaid expenses and other current assets on the Company’s balance sheet.
(2) Included in accrued payroll and related expenses on the Company’s balance sheet.
(3) As of March 31, 2023, the balance of contingent consideration was short-term and included in accrued liabilities in the Company’s balance sheets. As of December 31, 2023, the balance had been paid in full.

Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, any of our investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of December 31, 2023.
5.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense was $0.2 million, or 38.2% of pretax income, for the three months ended December 31, 2023 as compared to income tax expense of less than $0.1 million, or (1.3)% of pretax loss, for the three months ended December 31, 2022. Income tax expense was $0.3 million, or 8.5% of pretax income, for the nine months ended December 31, 2023 as compared to income tax expense of $0.1 million, or (1.1)% of pretax loss, for the nine months ended December 31, 2022.
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

The Company agreed to accept a $1.0 million return of inventory sold by the Company during Fiscal 2023, at the request of a prime contractor and related to a project that has been delayed. The Company is a subcontractor to the prime contractor on the delayed project, and there currently are no known issues with the product, nor is there currently any contention that there are issues with the product. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023, to accept the inventory return. In the three months ended June 30, 2023, we recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in accrued liabilities representing the sale value of the inventory and $0.8 million in prepaid expenses and other current assets representing the estimated value of the inventory to be returned in the future. In the three months ended September 30, 2023, the inventory was returned, and the accrued liability was paid. As of December 31, 2023, there were no outstanding contingencies related to this inventory.
7.Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the U.S. These leases expire at various times through 2029. Certain lease agreements contain renewal options from 1 year to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the unaudited condensed balance sheet as follows:

	Classification	December 31, 2023	March 31, 2023
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$7,332	$8,345
Total operating lease right-of-use-assets		$7,332	$8,345

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$2,345	$2,339
Operating lease liabilities (long-term)	Lease liabilities	6,301	7,641
Total lease liabilities		$8,646	$9,980

Lease Costs
We recorded approximately $0.6 million and $1.9 million of lease costs in our unaudited condensed statements of operations for the three and nine months ended December 31, 2023, respectively, as compared to approximately $0.6 million and $2.0 million for the three and nine months ended December 31, 2022, respectively.

Supplemental Information
Information related to the Company right-of-use assets and related operating lease liabilities were as follows:

	Nine Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$2,024	$1,063
Weighted average remaining lease term (in years)	3.30	4.08
Weighted average discount rate	4.8%	4.8%
Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2023 were as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2024	$685
2025	2,585
2026	2,288
2027	2,311
2028	1,355
Thereafter	227
Total lease payments	9,451
Less imputed interest	(805)
Present value of future lease payments	8,646
Less current obligations under leases	(2,345)
Long-term lease obligations	$6,301

8.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), cash incentive awards and other stock-based awards. At December 31, 2023, there were approximately 1.4 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.9 million as of December 31, 2023.
Stock Options
A summary of activity with respect to our stock options for the nine months ended December 31, 2023 is as follows:

	Shares	Weighted- Average Exercise Price
	(In thousands)
Options outstanding at March 31, 2023	6,287	$4.11
Granted	473	4.13
Exercised	(109)	3.23
Forfeited	(414)	4.05
Expired	(309)	4.77
Options outstanding at December 31, 2023	5,928	4.10
Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the nine months ended December 31, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
RSUs outstanding at March 31, 2023	497	$4.12
Granted	448	4.33
Vested and released	(85)	3.47
Forfeited	(45)	4.12
RSUs outstanding at December 31, 2023	815	4.19
Performance Stock Units
The Board has approved PSUs to our executive officers and certain Vice Presidents. Between 0% and 160% of the PSUs will be eligible to vest based on annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between 0.75x-1.25x based on the Company's total shareholder return relative to the Russell 2000 for the span of the full three-year performance period, with a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a derived service period of three years. The value and the derived service period of the PSUs were estimated using the Monte-Carlo simulation model.

The following table summarizes the details of the performance stock units:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
PSUs outstanding at March 31, 2023	83	$4.45
Granted	223	2.60
Vested and released	(43)	4.98
Forfeited	(59)	3.61
PSUs outstanding at December 31, 2023	204	2.56
Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(In thousands)
Cost of revenues	$81	$79	$224	$221
General and administrative	468	192	1,182	1,157
Sales and marketing	151	110	442	304
Research and development	122	57	370	300
Total stock-based compensation	$822	$438	$2,218	$1,982

As of December 31, 2023, there was approximately $3.3 million, $2.0 million and $0.2 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.7 years for stock options, 2.0 years for RSUs and 1.7 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an ESPP that allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market price at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. In the nine months ended December 31, 2023, employees purchased 92,097 shares at the end of the first offering period of Fiscal 2024, compared to 84,426 shares purchased at the end of the first offering period of Fiscal 2023.
Deferred Compensation Plan
Effective October 1, 2020, the Company adopted the Iteris, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of non-employee members of our board of directors. Key employees, including our executive officers, and our non-employee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials are eligible to participate in the DC Plan. Under the DC Plan, we provide participants with the opportunity to make annual elections to defer a percentage of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of equity awards are credited to a bookkeeping account established in the name of the participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the equity award subject to the election. The Company established a rabbi trust to finance our obligations under the DC Plan with corporate-owned life insurance policies on participants, and the assets held within this trust are subject to the claims of the Company's creditors. The assets and liabilities are recorded at their fair value, which represents their respective amortized cost values plus any unrealized gains or losses. Refer to Note 4, Fair Value Measurements, for further detail on the DC Plan.
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
On November 6, 2014, the Board approved a $3.0 million increase to the Company’s 2012 stock repurchase program, pursuant to which the Company could continue to acquire shares of its outstanding common stock from time to time for an unspecified length of time. From the inception of the 2012 stock repurchase program on through its termination on May 12, 2022, we repurchased approximately 2,458,000 shares of our common stock for an aggregate price of approximately $4.3 million, at an average price per share of $1.73. As of December 31, 2023, these repurchased shares had been retired and resumed their status as authorized and unissued shares of our common stock.

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

During the quarter ended December 31, 2023, we repurchased 39,861 shares for an aggregate price of approximately $0.2 million at an average price of $4.59 per share. From the inception of the 2022 stock repurchase program through December 31, 2023, we repurchased approximately 339,861 shares of our common stock for an aggregate price of approximately $1.1 million, at an average price per share of $3.14. As of December 31, 2023, these repurchased shares had been retired and resumed their status as authorized and unissued shares of our common stock.

10.Business Segments
The Company's Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, reviews the Company's results on a consolidated basis and our financial results are presented under a single reporting segment in order to provide the most accurate representation of the Company's performance.

11.Long-Term Debt

On January 25, 2022, Iteris, Inc., entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, as agent.

The Credit Agreement provided for a $20 million revolving credit facility with a maturity date of January 24, 2026. In addition, the Company had the ability from time to time to increase the revolving commitments up to an additional aggregate amount not to exceed $40 million, subject to receipt of lender commitments and certain conditions precedent. The Credit Agreement that evidenced the facility contained customary representations, warranties, covenants, and events of default. The Credit Agreement was collateralized by substantially all of our property and assets, including intellectual property. The Credit Agreement also contained certain restrictions and covenants that required the Company to maintain, on an ongoing basis, (i) a leverage ratio of no greater than 3.00 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. The leverage ratio also determined the applicable interest rate under the Credit Agreement. Borrowings under the revolving credit facility accrued interest at a rate equal to either Secured Overnight Financing Rate (“SOFR”) or a specified base rate, at the Company’s option, plus an applicable margin. The applicable margins ranged from 2.00% to 2.80% per annum for SOFR loans and 1.00% to 1.80% per annum for base rate loans. The revolving credit facility was subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, that was dependent on the Company’s leverage ratio.

On September 12, 2022, the Company voluntarily terminated the Credit Agreement and expensed the remaining capitalized deferred financing costs. The Company had not borrowed against the Credit Agreement since its inception, but the Company continued to incur customary fees thereunder prior to this termination. In connection with the termination of the Credit Agreement, all liens securing such obligations and guarantees of such obligations were released. Amortization of the deferred financing costs and commitment fees on the unused revolving credit facility commitments of $0.3 million are included in interest income (expense), net on the unaudited condensed statement of operations. As of December 31, 2023, no amounts of capitalized deferred financing costs remained.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect,” “believe,” “intend,” “plan,” “should,” “will,” “may,” "might," “anticipate,” “estimate,” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenue, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impacts of any current or future litigation, the impacts of recent accounting pronouncements, the impacts of ongoing and new supply chain constraints, the status of our facilities and product development, reliance on key personnel, general economic conditions, including rising interest rates, the impacts of any future volatility or instability in national or international political conditions, any shutdown of the United Sates federal government, future impacts of COVID-19, and other characterizations of future events or circumstances are forward-looking statements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially and adversely from those projected. We encourage you to carefully read this report in conjunction with our annual report on Form 10-K in its entirety, including the various disclosures made by us which describe certain factors which could affect our business, such as those set forth in the “Risk Factors” of in Part II. Item 1A of this report, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
Developments Impacting our Business
COVID-19
Although COVID-19 has entered an endemic stage, COVID-19 (or other future pandemics) may continue to adversely affect the global economic conditions, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment. When COVID-19 was considered a public health emergency, we took actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions include, but are not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities (see Note 3, Restructuring Activities, to the Financial Statements for more information).

Our products require specialized parts, some of which became more difficult to source during the COVID-19 pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company's tactics to mitigate global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 (“Fiscal 2023”). We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity. The increase in inventory purchases and in particular components purchased in the secondary markets was curtailed in the second half of Fiscal 2023, and the Company currently does not expect to continue to accumulate inventory, in the same magnitude, in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to maintain sufficient liquidity.

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
Non-GAAP Financial Measures
Net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, project loss reserves, other legal expenses, and executive severance and transition costs (“Adjusted EBITDA”) was approximately $3.1 million and $10.0 million for the three and nine months ended December 31, 2023, respectively, as compared to approximately $(0.4) million and $(8.0) million for the three and nine months ended December 31, 2022, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA and the related financial ratios provide additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Quarterly Report on Form 10-Q (“Form 10-Q”), are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by (used in) operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
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
Adjusted EBITDA and the related financial ratios have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•They generally do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
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
•They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and
•Other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby limiting its usefulness as comparative measures.

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
•Other legal expenses. Iteris excludes legal expenses that it believes are infrequent, unusual and not reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance. We do not adjust for any ordinary course legal expenses. For the three and nine months ended December 31, 2023, other legal expenses consist of costs related to a specific breach of contract dispute for which the Company previously expected a settlement to be reached, however, due to a change in facts and circumstances that now point to a more protracted and costly process, we included the legal costs of $0.8 million incurred during the three months ended December 31, 2023 and $1.9 million for the nine months ended December 31, 2023. The matter is currently scheduled to go to trial in April 2024, so related costs will likely increase in the near term. The Company believes that an outcome resulting in a loss is remote. There were no such costs in the prior year periods.
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

Reconciliations of net income (loss) to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(In Thousands)
Net income (loss)	$355	$(2,049)	$3,031	$(14,311)
Provision for income taxes	219	27	281	149
Depreciation expense	136	153	422	461
Amortization expense	779	770	2,349	2,396
Interest (income) expense	(39)	—	(109)	332
Stock-based compensation	822	438	2,218	1,982
Other adjustments:
Restructuring charges	—	—	—	707
Other legal expenses	835	—	1,854	—
Acquisition earnout payments	—	248	—	248
Adjusted EBITDA	$3,107	$(413)	$10,046	$(8,036)
Percentage of total revenues	7.4%	(1.0)%	7.8%	(7.1)%

Key Business Metrics
We define Annual Recurring Revenue (“ARR”) as our revenue recognized under U.S. GAAP during a reporting period for our software as a service (“SaaS”), data as a service (“DaaS”), and managed services we provide to our customers. These services typically are secured through binding multi-year contracts or are subject to annual renewals. ARR is an important key performance metric we use in managing our business because it reflects a more predictable and stable component of our revenues, as well as a base from which we can expand our ongoing relationships with existing customers. Fluctuations in ARR can reflect a variety of factors including increases or decreases in multi-year contracts, as well as specific contract inception and termination dates because we do not annualize revenues included in ARR.

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
Critical Accounting Policies and Estimates
“Management's Discussion and Analysis of Financial Condition and Results of Operations” is based on our unaudited condensed financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 1, Description of Business and Summary of Significant Accounting Policies, to the Financial Statements for more information). In preparing our financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, goodwill, and income taxes have the most potential impact on our financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.

Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this report for a discussion of applicable recent accounting pronouncements.
Analysis of Quarterly Results from Continuing Operations
Total Revenues. The following table presents details of total revenues for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product revenues	$23,133	$22,852	$281	1.2%
Service revenues	18,996	17,834	1,162	6.5%
Total revenues	$42,129	$40,686	$1,443	3.5%

	Nine Months Ended December 31,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product revenues	$70,189	$60,021	$10,168	16.9%
Service revenues	59,048	53,591	5,457	10.2%
Total revenues	$129,237	$113,612	$15,625	13.8%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended December 31, 2023 increased 1.2% to $23.1 million, as compared to $22.9 million in the corresponding period in the prior year, primarily due to continued strong demand for our sensors. Additionally, in the first six months of Fiscal 2023, supply chain constraints pushed pent-up demand into the third quarter of Fiscal 2023 when supply availability improved. In contrast, product revenues in the third quarter of Fiscal 2024 reflect a more typical seasonality, due to a reduction in intersection construction and repairs during the third quarter winter months due to inclement weather conditions and holiday periods.
Service revenues consist of software, managed services, systems integration, and consulting services revenues. In certain instances, the lack of third-party product and/or subcontractor service availability can impact the timing of systems integration projects and associated revenue recognition. Service revenues for the three months ended December 31, 2023 increased 6.5% to $19.0 million, compared to $17.8 million in the corresponding period in the prior year. This increase was due to continued acceleration of consulting services revenue in a period that is normally seasonally constrained due to holidays and inclement weather that impact the number of billable hours relative to other quarters. Total annual recurring revenue, which we define as revenue from software and managed service contracts, was approximately 24.1% and 23.4% of total revenue for the three-month periods ended December 31, 2023 and December 31, 2022, respectively.
Total revenues for the three months ended December 31, 2023 increased 3.5% to $42.1 million, compared to $40.7 million in the corresponding period in the prior year due to the aforementioned reasons.
Product revenues for the nine months ended December 31, 2023 increased 16.9% to $70.2 million, compared to $60.0 million in the corresponding period in the prior year, primarily due to continued strong demand for our sensors and our circuit board redesign efforts allowing us to reduce the impact of supply chain issues that constrained our ability to ship product in the prior year.
Service revenues for the nine months ended December 31, 2023 increased 10.2% to $59.0 million, compared to $53.6 million in the corresponding period in the prior year. This increase was due to continued acceleration of consulting services revenue. Total annual recurring revenue, which we define as revenue from software and managed service contracts, was approximately 24.5% of total revenue for the nine months ended December 31, 2023 and 26.0% of total revenue for the same period last year.

Total revenues for the nine months ended December 31, 2023 increased 13.8% to $129.2 million, compared to $113.6 million in the corresponding period in the prior year due to the aforementioned reasons.

The Company added approximately $31.4 million of new bookings, or potential revenue under binding agreements, during the third quarter of Fiscal 2024. The Company's total ending backlog increased 1.0% to approximately $113.3 million as of December 31, 2023, as compared to approximately $112.2 million as of December 31, 2022.
Gross Profit and Gross Margin
The following tables present details of our gross profit for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product gross profit	$10,148	$6,871	$3,277	47.7%
Service gross profit	5,401	4,949	452	9.1%
Total gross profit	$15,549	$11,820	$3,729	31.5%

Product gross margin as a % of product revenues	43.9%	30.1%
Service gross margin as a % of service revenues	28.4%	27.8%
Total gross margin as a % of total revenues	36.9%	29.1%

	Nine Months Ended December 31,		$ Increase (decrease)	% Change
	2023	2022
	(In thousands, except percentages)
Product gross profit	$32,014	$12,357	$19,657	159.1%
Service gross profit	16,602	16,173	429	2.7%
Total gross profit	$48,616	$28,530	$20,086	70.4%

Product gross margin as a % of product revenues	45.6%	20.6%
Service gross margin as a % of service revenues	28.1%	30.2%
Total gross margin as a % of total revenues	37.6%	25.1%

Our product gross margin as a percentage of product revenues for the three and nine months ended December 31, 2023 increased approximately 1,380 basis points and 2,500 basis points, respectively, compared to the corresponding period in the prior year. The increase was primarily due to alleviating the Company's supply chain issues we had in the previous year, and realizing the gross margin benefits from the introduction of our alternative circuit boards and other elements of our supply chain improvement plan.

Our service gross margin as a percentage of service revenues for the three and nine months ended December 31, 2023 increased approximately 60 basis points and decreased approximately 210 basis points respectively, compared to the corresponding period in the prior year. A key driver of the increase during the three months ended December 31, 2023 was improved consulting labor mix, while the decrease during the nine months ended December 31, 2023 was due to a higher proportion of cost of revenue related to subcontractors and higher costs for data we purchased during Fiscal 2023.

Our total gross margin as a percentage of total revenues for the three and nine months ended December 31, 2023 increased approximately 780 basis points and 1,250 basis points, as compared to the corresponding prior year periods due to the aforementioned reasons.

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

General and Administrative

General and administrative expense for the three months ended December 31, 2023 decreased approximately 5.0% to $5.2 million, compared to $5.5 million for the three months ended December 31, 2022. The decrease was driven by lower salaries and wages attributable to general activities and a decrease in other professional services, partially offset by an increase in legal fees described above under “Non-GAAP Financial Measures—Other legal expenses.” General and administrative expense for the nine months ended December 31, 2023 increased approximately 2.8% to $17.4 million, compared to $16.9 million for the nine months ended December 31, 2022. The increase was primarily due to the additional legal fees described above under “Non-GAAP Financial Measures—Other legal expenses,” and the use of consulting services for various areas of assistance, partially offset by lower salaries and wages attributable to general activities.
Sales and Marketing
Sales and marketing expense for the three months ended December 31, 2023 increased approximately 11.1% to $6.4 million compared to $5.8 million for the three months ended December 31, 2022. The increase was primarily due to more earned sales commissions driven by increases in revenue. Sales and marketing expense for the nine months ended December 31, 2023 increased approximately 13.8% to $18.9 million compared to $16.7 million for the nine months ended December 31, 2022. The increase was primarily due to more earned sales commissions driven by increases in revenue and increased headcount.
Research and Development
Research and development expense for the three months ended December 31, 2023 increased approximately 39.6% to $2.9 million, compared to $2.0 million for the three months ended December 31, 2022. Research and development expense for the nine months ended December 31, 2023 increased approximately 18.5% to $7.5 million, compared to $6.4 million for the nine months ended December 31, 2022. The increase for both the three- and nine-month periods was primarily due to the continued investment in research and development activities largely focused on improving our existing software related offerings and the development of new software products.

We plan to continue to invest in the development of further enhancements and new functionality of our Iteris ClearMobility Platform, which includes among other things our software portfolio and our Vantage sensors.
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
Amortization of Intangible Assets
Amortization expense for intangible assets is recorded in both cost of revenues and operating expenses. Total amortization was approximately $0.8 million for each of the three-month periods ended December 31, 2023 and 2022, and approximately $2.3 million and $2.4 million for the nine-month periods ended December 31, 2023 and 2022, respectively.

Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on our current estimate of full year results, except taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense was $0.2 million, or 38.2% of pretax income, for the three months ended December 31, 2023 as compared to income tax expense of less than $0.1 million, or (1.3)% of pretax loss, for the three months ended December 31, 2022. Income tax expense was $0.3 million, or 8.5% of pretax income, for the nine months ended December 31, 2023 as compared to income tax expense of $0.1 million, or (1.1)% of pretax loss, for the nine months ended December 31, 2022.
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
Litigation and Other Contingencies
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in disputes, proceedings, or litigation relating to claims arising out of its operations in the normal course of business, such as intellectual property infringement and contractual matters. In addition, as noted under “Non-GAAP Financial Measures” above, we have been incurring legal expenses, related to a specific breach of contract dispute, that we believe are infrequent, unusual and not reflective of ongoing operating results. While the Company cannot accurately predict the outcome of any such disputes, proceedings, or litigation, including the matter described below, the Company is not a party to any legal dispute, proceeding or litigation, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s business, unaudited condensed results of operations, financial position or cash flows.
Further, the Company agreed to accept a $1.0 million return of inventory sold by the Company during Fiscal 2023, at the request of a prime contractor and related to a project that has been delayed. The Company is a subcontractor to the prime contractor on the delayed project, and there currently are no known issues with the product, nor is there currently any contention that there are issues with the product. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023, to accept the inventory return. In the three months ended June 30, 2023, we recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in accrued liabilities representing the sale value of the inventory and $0.8 million in prepaid expenses and other current assets representing the estimated value of the inventory to be returned in the future. In the three months ended September 30, 2023, the inventory was returned, and the accrued liability was paid. As of December 31, 2023, there were no outstanding contingencies related to this inventory.
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

At December 31, 2023, we had $31.0 million in working capital, which included $21.5 million in cash and cash equivalents and restricted cash. This compares to working capital of $24.8 million at March 31, 2023, which included $16.7 million in cash and cash equivalents and restricted cash.
Operating Activities. Net cash provided from operating activities of our continuing operations for the nine months ended December 31, 2023 was approximately $6.7 million, which compares to net cash used in operating activities of our continuing operations of approximately $(10.8) million for the same period in the prior year. The $17.5 million year-over-year improvement is primarily due to the $17.3 million increase in net income.
Investing Activities. Net cash used in investing activities of our continuing operations during the nine months ended December 31, 2023 of approximately $(2.3) million, compared to net cash used of $(1.5) million for the same period in the prior year. The increase was largely due to a $0.9 million increase in capitalized software development costs.
Financing Activities. Net cash provided from financing activities of our continuing operations during the nine months ended December 31, 2023 was approximately $0.4 million, which compares to net cash used in financing activities of our continuing operations of approximately $(0.7) million for the same period in the prior year. The $1.1 million year-over-year improvement is primarily due to a decrease in share repurchase activity in Fiscal 2024 compared to Fiscal 2023 during which we purchased $0.2 million and $0.9 million of common stock, respectively, and a $0.3 million increase in cash proceeds from the exercises of stock options.
Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements as of December 31, 2023.
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

Purchases of Equity Securities by the Issuer

During the quarter ended December 31, 2023, we repurchased 39,861 shares for an aggregate price of approximately $0.2 million at an average price of $4.59 per share. See Note 9, Stock Repurchase Program, to the accompanying unaudited condensed financial statements for additional information.

Information regarding the repurchase of common stock during the three months ended December 31, 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(In thousands)
December 1, 2023 to December 31, 2023	39,861	$4.59	339,861	$8,933

1.On May 12, 2022, the Board of Directors approved a repurchase plan for the Company to acquire up to $10 million of its outstanding common stock for an unspecified length of time. All repurchases by the Company during the quarter ended December 31, 2023 were pursuant to the 2022 stock repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.Insider Trading Arrangements

A substantial portion of the compensation of our executive officers is awarded in the form of equity awards, which consist of a mix of stock options, restricted stock units, and performance stock units (“PSUs”). All of these awards vest based on continued service to the Company and over a vesting schedule, with PSUs earned based additionally on performance over a three-year period. We believe equity-based compensation provides our executive officers with a direct interest in our long-term performance and creates an ownership culture that aligns interests between our executive officers and our stockholders. Following delivery of shares of our common stock under such equity awards, once any applicable time and performance-based vesting standards have been met, our executive officers from time to time may engage in the open-market sale of some of those shares for reasons such as satisfying vesting related income tax requirements, investment diversification, or other personal reasons.

Transactions in our securities by our directors and officers are required to be made in accordance with our “Statement of Company Policy - Securities Trading By Company Personnel” (our “Insider Trading Policy”), which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in a company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. Our Insider Trading Policy permits our directors and officers to enter into trading plans designed to comply with Rule 10b5-1. In addition, certain persons are required to maintain an ownership of the Company’s common stock with at least a specified value, which for employees is equal to at least a multiple of their annual base salary (3x annual salary for our Chief Executive Officer and 1x annual salary for all other executive officers), or for non-employee directors is equal to 5x their annual cash retainer.

During the three months ended December 31, 2023, a written trading plan (the “Trading Plan”) was adopted on November 30, 2023 by Joe Bergera, our Chief Executive Officer. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and only permits trades to be executed when the stock price reaches a required minimum. The plan’s maximum duration is until May 17, 2024, and the first trade will not occur until February 29, 2024, at the earliest. The Trading Plan is intended to facilitate an orderly process to exercise a portion of stock options that will expire in September 2025. As such, Mr. Bergera will sell only enough shares to cover the exercise price and related taxes upon his exercise of stock options. Mr. Bergera intends to retain all of the remaining shares purchased upon exercise.

During the three months ended December 31, 2023, none of the Company’s directors and no other officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, and none of the Company’s directors or officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: February 8, 2024	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ KERRY A. SHIBA
Kerry A. Shiba
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)