Form 10-K
period 2024-03-31
ITERIS, INC.
filed 2024-06-13
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 29, 2023 was approximately $147,728,051. For the purposes of this calculation, shares owned by officers, directors, and greater than 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 11, 2024, there were 42,975,222 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITERIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2024
Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. BlueARGUS™, BlueTOAD®, ClearData®, ClearFleet®, ClearGuide®, ClearMobility®, ClearRoute®, CVIEWplus™, Inspect™, Iteris®, PedTrax®, SmartCycle®, SmartCycle Bike Indicator®, Spectra™, TrafficCarma®, TrafficCast®, UCRLink™, Vantage®, VantageARGUS CV™,Vantage Apex®, Vantage Next®, VantagePegasus®, VantageRadius®, VantageLive!®, Vantage Vector®, Velocity®, and VersiCam™ are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect,” “believe,” “intend,” “plan,” “should,” “will,” “may,” "might," “anticipate,” “estimate,” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenues, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impact of any current or future litigation, the impact of recent accounting pronouncements, the impacts of ongoing and new supply chain constraints, the status of our facilities and product development, reliance on key personnel, general economic conditions, including rising interest rates, the impact of any current or future volatility or instability in national or international political conditions, any shutdown of the United States federal government, future impacts of COVID-19 or other future pandemics, and other characterizations of future events or circumstances are forward-looking statements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially and adversely from those projected. We encourage you to carefully read this annual report on Form 10-K in its entirety, including the various disclosures made by us which describe certain factors which could affect our business, such as those set forth in the “Risk Factors” of Part 1, Item 1A of this report, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. BUSINESS
Description of Business
Iteris, Inc. (referred to in this report as “Iteris”, the “Company”, “we”, “our”, and “us”) is a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
As a pioneer in intelligent transportation systems (“ITS”) technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service (“SaaS”) offerings, mobility consulting services, and managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States (“U.S.”) and internationally.
We believe our products, solutions and services increase vehicle and pedestrian safety and decrease congestion within our communities, while also reducing environmental impact, including vehicle carbon emissions.
We continue to make significant investments to leverage our existing technologies and further enhance our advanced detection sensors, SaaS portfolio, mobility data sets, mobility consulting services, and managed services. As we are always mindful of capital allocation, we apply significant effort to evaluate and prioritize these investments. Likewise, we are always exploring strategic alternatives intended to optimize the value of our Company.
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
Developments Impacting our Business
COVID-19
Although COVID-19 has entered an endemic stage, COVID-19 (including new variants of COVID-19) or other future pandemics may adversely affect the global economic conditions, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment. When COVID-19 was considered a public health emergency, we took actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions included, but were not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities.
Our products require specialized parts, some of which became more difficult to source during the COVID-19 pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company’s strategies to mitigate global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 (“Fiscal 2023”). We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity.
We curtailed the increase in inventory purchases and in particular components purchased in the secondary markets in the second half of Fiscal 2023, and the Company currently does not expect to accumulate inventory in the same magnitude in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to maintain sufficient liquidity.
Restructuring Activities
To help offset increases in supply chain costs in Fiscal 2023, on May 12, 2022, our Board of Directors approved restructuring activities to better position the Company for increased profitability and growth. The Company incurred employee separation costs in relation to these activities, which were included in restructuring charges on the statement of operations (see Note 3, Restructuring Activities, to the Financial Statements for more information).

Products and Services
Iteris provides comprehensive smart mobility infrastructure management solutions for public-sector and private-sector customers primarily located in North America. These solutions include traveler information systems, transportation performance measurement software, traffic analytics software, transportation operations software, transportation-related data sets, advanced sensing devices, managed services, traffic engineering services, and mobility consulting services.
Software Solutions
Iteris offers our public-sector and private-sector customers a portfolio of industry-leading smart mobility infrastructure software solutions. These software solutions include ClearGuide, ClearRoute, Commercial Vehicle Operations (“CVO”), TrafficCarma, VantageLive! and VantageARGUS CV (previously known as BlueARGUS) as described below.
•ClearGuide, which is provided on a software-as-a-service basis (“SaaS”), is a state-of-the-art mobility intelligence and transportation performance analytics solution. It utilizes a wide range of data resources and analytical techniques to determine current and future traffic patterns to enable the effective performance analysis and management of traffic infrastructure resources at various levels – highway, arterial (i.e., corridor), or intersection. At times, we refer to intersection performance analytics as signal performance measurement (“SPM”). ClearGuide users can measure how a transportation network is performing and identify potential areas of improvement. These applications are also capable of providing users with predictive traffic analytics, and easy-to-use visualization and animation features based on historical traffic conditions.
•ClearRoute delivers contextual, real-time, actionable mobility intelligence and traveler information services on a platform-as-a-service basis. ClearRoute provides multimodal, multilingual, traveler information via mobile apps, websites, email and text alerts, and Interactive Voice Response (“IVR”). The ClearRoute solution benefits from a powerful, flexible and streamlined infrastructure to help reduce congestion and improve safety and mobility for transportation networks across the country, and facilitates frictionless interoperability, flexible provisioning, and robust management of customer focused data.
•Commercial Vehicle Operations and vehicle safety compliance applications, which are provided on a SaaS basis, include various applications branded as ClearFleet, CVIEWplus, and Inspect. Collectively, these software applications support state-based commercial vehicles operations by storing and distributing intrastate and interstate commercial vehicle information for local, state, and federal agency roadside and enforcement operations.
•TrafficCarma, which is easily white labeled, is the first mobile application focused on the 120 million U.S. daily commuters and their journeys to and from work, train stations, airports, sporting events and other destinations. TrafficCarma provides advice on known route choices, not turn-by-turn navigation. It is personalized for people’s daily commutes and the roads they drive most. Verified crowdsourced content is combined with road speed data, public agency reports, camera imaging and other metrics and delivers users information relevant to their commute and other personal routes.
•VantageLive! is a SaaS solution that allows users to collect, process and analyze advanced intersection data from our Vantage sensors, as well as to view and understand intersection activity.
•VantageARGUS CV (previously BlueARGUS) is a SaaS solution that collects, analyzes, and visualizes various information related to travel times, speeds, and origin-destination from our BlueTOAD Spectra sensors and connected vehicle information from our BlueTOAD Spectra RSU sensors.
Mobility Data Sets
ClearData is the enhanced mobility data output of the Iteris ClearMobility Platform, a suite of data integration and analytics engines that aggregates and validates both proprietary and diversely sourced data inputs, including incidents, construction and connected vehicle GPS probes. Following processing and quality assurance, ClearData reflects real-time road conditions and is delivered to public-sector and private-sector customers via subscription-based direct data feeds or application programming interfaces (“APIs”), or through ClearGuide, our mobility intelligence and transportation performance analytics software solution. The complex, dynamic nature of roadway traffic cannot be explained by any single data source. ClearData resolves data conflicts through proprietary computerized algorithms and selective quality control from experienced traffic analysts.

Advanced Sensors
Iteris offers advanced intersection detection and other fixed traffic sensors that collectively comprise our two sensor families – Vantage and BlueTOAD. Increasingly, we bundle communications systems and traffic data collection applications (e.g., VantageLive! and VantageARGUS CV) with our sensor products.
The Vantage family of sensors uses advanced image processing technology, radar technology and other techniques to observe multi-modal traffic (e.g., vehicle, bicycle, and pedestrian), translate these observations into structured data, and apply sophisticated, proprietary algorithms to this structured data to optimize traffic signal performance in real-time. Certain Vantage sensors apply machine learning techniques for enhanced object classification. In addition to detecting the presence of objects, our Vantage systems record vehicle count, speed and other traffic information used in traffic management systems. Thus, our Vantage systems give traffic managers the tools to mitigate roadway congestion by visualizing and analyzing traffic patterns, allowing them to modify traffic signal timing to improve traffic flow. Our various software components complement our Vantage detection systems by providing integrated platforms to manage and view detection assets remotely over a network connection, as well as a mobile application for viewing anywhere. The Vantage family of sensors includes Vantage Apex, Vantage Next, VantagePegasus, VantageRadius, Vantage Vector, Velocity, SmartCycle, SmartCycle Bike Indicator, VersiCam, PedTrax, and P-Series products.
•Vantage Apex is the industry’s first full 1080p high-definition (“HD”) video and 4D/HD radar hybrid sensor with integrated artificial intelligence (“AI”) algorithms. Vantage Apex provides precise and detailed detection, tracking and classification of traffic.
•Vantage Next uses a powerful processor that enables future functional growth while maintaining proven Iteris video detection performance and reliability. The architecture supports expanding ITS applications and easily integrates with existing technologies and is anticipated to integrate with future technologies.
•VantagePegasus offers wireless broadband communications for transportation systems. VantagePegasus wireless networks are built with carrier grade radio components that deliver wireless connectivity and the bandwidth for communications from remote sites to a centralized host system.
•VantageRadius is the industry’s leading 4D high-definition radar detection system with an integrated high-resolution video camera for traffic monitoring and detection verification.
•Vantage Vector is a hybrid video and radar detection sensor with a wide range of capabilities, including stop bar and advanced zone detection, which enable advanced safety and adaptive control applications.
•Velocity takes advantage of the large number of vehicles that are driving with Bluetooth or Wi-Fi enabled devices such as smart phones. Each Velocity reader senses a device's unique “MAC” address as they pass a reader station and transmits the time and location of the device to a central host system. As devices are detected at successive Velocity readers, the Host System calculates average travel times and speeds for a roadway segment. The device specific network address remains totally anonymous.
•SmartCycle capability, which can effectively differentiate between bicycles and other vehicles with a single video detection camera, is available with all of our Vantage systems. SmartCycle enables more efficient signalized intersections, improved traffic throughput and increased cyclist safety. Agencies using bicycle timing benefit from bicycle-specific virtual detection zones that can be placed anywhere within the approaching traffic lanes, eliminating the need for separate bicycle-only detection systems.
•SmartCycle Bike Indicator, which leverages the SmartCycle bicycle detection algorithm, is a device that mounts onto traffic signals and illuminates when cyclists waiting at an intersection have been detected, allowing cyclists to avoid interacting with vehicle traffic and without pushing pole-mounted buttons.
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

•P-Series detection cameras are integrated machine vision processors and cameras, designed for use on all types of intersections outside of North America.
The BlueTOAD product family combines unique MAC address capture with the latest CV technologies. The combination of these two technologies provides customers with a market leading sensor along with a comprehensive data set that enables advanced analytics through our SaaS offerings. The BlueTOAD family of sensors includes BlueTOAD Spectra and BlueTOAD Spectra CV, both of which we bundle with a cloud-based software application branded as VantageARGUS CV.
•BlueTOAD Spectra is a complete system for identifying the travel times of vehicles using advanced Bluetooth re-identification techniques. This provides traffic flow information for vehicle travel as well as Origin-Destination information.
•BlueTOAD Spectra CV is a full-featured connected vehicle and travel time information system. In addition to travel times and vehicle speeds, it communicates vital safety and mobility information via both DSRC and C-V2X from infrastructure to vehicles and other users.
In select territories, the Company also sells certain complementary original equipment manufacturer (“OEM”) products for the traffic intersection market, which include, among other things, traffic signal controllers and traffic signal equipment cabinets.
We believe that future growth domestically and internationally for our Vantage family of products will depend, in part, on the continued replacement of traditional in-pavement loop technology with above-ground video and radar detection technologies to manage traffic.
Managed Services
Iteris Managed Services include traffic management centers (“TMC”) design, staffing, and operations services for public agencies, whether they need to create a new TMC or migrate an existing TMC network to a virtual environment. Iteris partners with agencies to augment their internal capability and provide the foundation and expertise required to successfully implement virtual TMCs to support goals such as capital or recurring cost savings, operation from any location, and staff security and flexibility.
Additionally, Iteris’ managed services combine SaaS, smart sensors and consulting expertise to proactively address the challenges of monitoring and maintaining intersections, arterial roads and highways along with their related in-field technology. These services include arterial management and asset management managed services. Our asset management managed service combines innovative traffic optimization with hardware inventory and maintenance.
With Iteris Managed Services, public transportation agencies, real estate developers, construction firms, and event operators are provided the opportunity to save time and money while keeping road users safer and ensuring that traffic flows efficiently.
Traffic Engineering and Mobility Consulting
Our traffic engineering and mobility consulting services include planning, design, development and implementation of software and hardware-based ITS solutions that integrate sensors, video surveillance, computers and advanced communications equipment to enable public agencies to monitor, control and direct traffic flow, assist in the quick dispatch of emergency crews, and distribute real-time information about traffic conditions. Our services also include planning, design, implementation, operation and management of surface transportation infrastructure systems. We perform analysis and study goods movement, provide travel demand forecasting and systems engineering, and identify mitigation measures to reduce traffic congestion.
ClearMobility Platform
With the Company’s introduction of the ClearMobility Platform, we aligned our entire portfolio of solutions under a common branding structure. We believe this alignment will drive internal synergies, increase our cross-sell rate, enhance sales productivity, and increase market awareness of our entire solutions portfolio. Additionally, the ClearMobility Platform enables seamless interoperation among our solutions via a common mobility data management engine, API framework, and microservices ecosystem that provides standardized data ingestion, cleansing, and analytics, as well as authentication and policy-based security for each component of the ClearMobility Platform. Our ClearMobility Platform is both horizontally scalable and third-party extensible.

Our process of developing, enhancing, aligning, harmonizing, and optimizing our portfolio of individual solutions is an ongoing process, for which the Company’s chief operating decision maker (“CODM”) evaluates financial and operational performance holistically. As such, we report as a single operating segment.
Market Conditions
Currently, over 90% of our revenues are attributable to public-sector customers. Therefore, most of our revenues depend on state and local government funding, and to a lesser extent federal governmental funding. In some cases, this funding is appropriated annually through the respective legislative process. In other cases, various dedicated funding mechanisms exist to support transportation infrastructure and related projects, including, but not limited to dedicated sales and gas tax measures, vehicle and permit fees, and other alternative dedicated funding sources. Additionally, some of our activities may be funded through bond measures.
We believe that overall demand for our solutions will continue to depend, at least in part, on the federal and local governments’ use of funds, and as in the past, our business may be, at times, adversely affected by governmental budgetary issues. The Infrastructure Investment and Jobs Act (“IIJA”) became effective on November 15, 2021. The IIJA will contribute $1.2 trillion to fund physical infrastructure and public works, adding $550 billion to existing levels of transportation-specific funding. Within that funding pool, areas of direct relevance to Iteris include $110 billion for roads, bridges and major projects, $39 billion for public transit, and $11 billion for transportation safety. However, delays in the obligation of appropriated funding and debates related to the federal debt ceiling may cause uncertainty regarding the availability of transportation funds in federal, state and local budgets. Although the pace of actual spending of IIJA funds may lag behind the appropriation process, sometimes significantly, the funds appropriated can continue to be spent after the IIJA expires.
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
We sell traffic and mobility data and software through a direct sales model to commercial enterprises, such as media companies involved in providing real-time traffic data and traffic incident data to insurance companies, automotive OEMs and the traveling public.
We have historically had a diverse customer base. For the fiscal year ended March 31, 2024 (“Fiscal 2024”) and Fiscal 2023, no individual customer represented greater than 10% of our total revenues. As of March 31, 2024 and 2023, no individual customer accounted for more than 10% of our total trade accounts receivable.

Manufacturing and Materials
We use contract manufacturers to build subassemblies that are used in our products. Additionally, we procure certain components for our products from qualified suppliers, both in the U.S. and internationally, and generally use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. Historically, Veris Manufacturing has served as our only contract manufacturing services (CMS) partner; however, in fiscal 2024, we entered into a contract with a second CMS partner, Creation Technologies. We believe the addition of a second CMS partner will help to mitigate potential business discontinuity should either CMS partner be unable to meet its commitments to Iteris. We also believe the addition of a second CMS partner will improve our ability to negotiate possible pricing concessions. Production volumes for our CMS partners typically is based upon bi-annual forecasts that we generally adjust on a monthly basis to control inventory levels. Our CMS partners deliver manufactured subassemblies and components to our Santa Ana, California facility, which includes approximately 12,000 square feet of space, where they go through final assembly and testing prior to shipment to our customers. Our production facility maintains a Quality Management System that is currently certified as conforming to all requirements of the International Organization for Standardization (“ISO”) 9001:2015 international standard. Additionally, we also purchase and resell certain third-party products at times in order to better service customer needs. These third-party products may be stored and shipped from our Santa Ana facility or one of our regional distribution centers, depending on the type of third-party product and the ultimate customer destination.
Customer Support and Services
We provide warranty service and support for our products, as well as follow-up service and support for which we charge separately. Such service revenues were not a material portion of our total revenues for Fiscal 2024 and Fiscal 2023. We believe customer support is a key competitive factor for our Company.
Backlog
Our total backlog of unfulfilled firm orders was approximately $123.8 million at March 31, 2024. We typically expect to recognize revenues in the range of approximately two-thirds to three-quarters of our backlog as of the end of a fiscal year in the subsequent fiscal year. At March 31, 2023, we had backlog of approximately $114.2 million. The 8.4% increase in backlog in the current fiscal year was generally attributable to overall strong demand for our products and services, as well as the timing of the receipt of some large contracts.
Backlog is an operational measure representing future unearned revenues believed to be firm and earned under existing agreements, but it does not represent the total contract award if a firm purchase order or task order has not yet been issued under the contract. Backlog is not included in deferred revenues on our balance sheets. Backlog does not include contract awards for which definitive contracts have not been executed. We believe backlog is a useful metric for investors, given its relevance to total orders.
The timing and realization of our backlog is subject to the inherent uncertainties of doing business with federal, state and local governments, particularly given budgetary constraints, cut-backs and other delays or reallocations of funding that these entities typically face. In addition, pursuant to the customary terms of our agreements with government contractors and other customers, our customers can generally cancel or reschedule orders with little or no penalties. Lead times for the release of purchase orders often can be affected by a variety of factors including the scheduling and forecasting practices of our individual customers, as well as availability of installation labor and ancillary parts related to installation which we do not manufacture or supply. These factors can affect the timing of the conversion of our backlog into revenues. For these reasons, among others, our backlog at a particular date might not be indicative of the timing of our future revenues.
Product Development
Our product development activities are mostly conducted at our facilities in Santa Ana, California, and Madison, Wisconsin, as well as using additional employee and partner resources across North America. Our research and development costs and expenses were approximately $10.0 million for Fiscal 2024 and $8.3 million for Fiscal 2023. We expect to continue to pursue various product development programs and incur research and development expenditures in future periods.
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
The markets in which we operate are highly fragmented and subject to evolving national and regional quality, operations and safety standards. Our competitors vary in number, scope and breadth of the products and services they offer. Our competitors providing managed services and consulting include a mix of local, regional and international engineering services firms. Our competitors in software products (e.g., performance measurement and management, advanced traveler information systems, asset management software, and our commercial vehicle operations and vehicle safety compliance platforms) include university affiliated software organizations, venture backed software companies, and other multi-disciplinary hardware and software corporations.
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
Intellectual Property and Proprietary Rights
Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights of protection for any potentially significant new technology we acquire or develop. We currently have 34 issued U.S. patents, including: (i) 17 relating to our advanced sensor technologies, (ii) 10 relating to our engineering and consulting services technologies and (iii) 7 related to our traffic and mobility software. We have 2 pending patent applications in the U.S. We currently have 9 issued foreign patents and 1 foreign patent application related to our traffic and mobility software. The expiration dates of our patents range from 2026 to 2042. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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

As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in litigation in the normal course of business related to our intellectual property rights and the intellectual property rights of others. While the Company cannot accurately predict the outcome of any such litigation, the Company is not a party to any litigation or other legal proceedings related to its intellectual property or the intellectual property of others, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations, financial position or cash flows. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, as well as from the diversion of management’s resources, could be significant and could have a material adverse effect on our business, financial condition and results of operations, regardless of a claim’s validity.
Employees
As of March 31, 2024, we employed 454 full-time employees and 18 part-time employees, for a total of 472 employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe our relations with our employees are good.
Government Regulation
Our manufacturing operations are subject to various federal, state and local laws and regulations, including those restricting the discharge of materials into the environment. We are not involved in any pending or, to our knowledge, threatened governmental investigations or proceedings, which would require curtailment of our operations because of such laws and regulations. We continue to spend funds in connection with our compliance with applicable environmental regulations. These expenditures have not been significant in the past, and we do not expect any significant expenditure in the near future. Currently, compliance with foreign laws has not had a material impact on our business; however, as we expand internationally, foreign laws and regulations could have a material impact on our business in the future.
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
A significant portion of our revenues comes from contracts with governmental agencies, either as a general contractor, subcontractor or supplier. We anticipate that revenues from government contracts will remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including:
•delays in funding and uncertainty regarding the allocation of funds to state and local agencies from the U.S. federal government, and delays or reductions in other state and local funding dedicated for transportation and ITS projects;
•other government personnel or budgetary constraints, including local governments not having sufficient personnel to pursue projects; reaching the current federal debt ceiling; and/or cut-backs, delays or reallocation of government funding, including without limitation, changes in the administration and repeal of government purchasing programs;

•audits, litigation or investigations that delay or otherwise negatively impact the funding for certain government projects;
•long purchase cycles or approval processes;
•competitive bidding and qualification requirements, as well as our ability to replace large contracts once they have been completed;
•changes in government policies and political agendas;
•maintenance of relationships with key government entities from whom a substantial portion of our revenues is derived;
•milestone deliverable requirements and liquidated damage and/or contract termination provisions for failure to meet contract milestone requirements;
•performance bond requirements;
•potential government shutdowns and related uncertainty with respect to the federal budget and debt ceiling;
•adverse weather conditions or other natural or health disasters or developments, such as COVID-19, and evacuations and flooding due to hurricanes, or severe storms, can result in our inability to perform work in affected areas; and
•international relations and international conflicts such as the war in Ukraine and the war in the Middle East, or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.
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
In addition, a number of our government contracts are fixed price contracts. As a result, we might not be able to recover any cost overruns we may incur. These fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate these costs accurately and complete the project on a timely basis. In the event our costs for these projects exceed the fixed contractual amount, we will be required to bear the excess costs. Such additional costs could adversely affect our financial condition and results of operations. Moreover, certain of our government contracts are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in our revenues in any given period. Our inability to address any of the foregoing concerns or the loss or renegotiation of any material government contract could seriously harm our business, financial condition and results of operations.
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
Our management information systems and databases have been and could in the future be disrupted by data protection breaches, system security failures, cyber threats or by the failure of, or lack of access to, our internal operations, such as our enterprise resource planning (“ERP”) system, or services provided to our customers. These disruptions could negatively impact our sales, increase our expenses, significantly harm our reputation and/or adversely affect our stock price.
Experienced users and computer programmers may be able to penetrate, or “hack”, our network security and create system disruptions, cause shutdowns and compromise or misappropriate our confidential information or that of our employees and third parties. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our internal network, any of our systems, service offerings or otherwise exploit any security vulnerabilities of our network, systems or service offerings. In addition, sophisticated services, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of a system. We could incur expenses addressing problems created by cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities, and our efforts to address these problems might not be successful. We must, and do, take precautions to secure customer information and prevent unauthorized access to our databases and systems containing confidential information. Any data security event, such as a breach, data loss or information security lapses, whether resulting in the compromise of personal information or the improper use or disclosure of confidential, sensitive or classified information, could result in interruptions, cessation of service(s), claims, remediation costs, regulatory sanctions against us, loss of current and future contracts, adverse effects to results of operations and financial condition, serious harm to our reputation and/or adverse effects to our stock price. We operate our ERP system and other key business systems on SaaS platforms, and we use these systems for reporting, planning, sales, audit, inventory control, loss prevention, purchase order management and business intelligence. Accordingly, we depend on these systems, and the third-party providers of these services, for a number of aspects of our operations. If these service providers or these systems fail, or if we are unable to continue to have access to these systems on commercially reasonable terms, or at all, operations could be severely disrupted until an equivalent system(s) could be identified, licensed or developed, and integrated into our operations. This disruption could have a material adverse effect on our business and due to the evolving nature of these cyber and other security threats, the potential impact of any future incident cannot be predicted. We carry insurance, including cyber insurance, commensurate with our size and the nature of our operations, although there is no certainty that such insurance will in all cases be sufficient to adequately cover us for all costs and losses incurred in connection with the occurrence of any of these system security risks, data protection breaches, cyber-attacks or other events.
If unauthorized access is obtained to our customer’s personal and/or proprietary data in connection with our web-based and mobile application solutions and services, we may suffer various negative impacts, including a loss of customer and market confidence, loss of customer loyalty, and significant liability to our customers and to individuals or businesses whose information was being stored.
Protecting our customers’ data is critical to our business, and if there is unauthorized access, we may incur significant costs or liabilities. In addition, we are required to comply with government contracting requirements and make investments in our systems to protect that data. If we are unable to do so, our customers may lose confidence in us, which would harm our sales, and we may incur significant expenses or liabilities.
Acquisitions, investments and divestitures could result in operating difficulties, dilution, and other consequences that may adversely affect our business and results of operations.
Acquisitions, investments and divestitures are important elements of our overall corporate strategy and use of capital, and these transactions could be material to our financial conditions and results of operations. We expect to continue to evaluate and enter into discussions regarding potential strategic transactions, including acquiring complementary businesses, products, services, and technologies. Acquisitions may require significant capital infusions which could include debt, equity, or convertible securities. In general, strategic transactions also involve a number of special risks, including:

•the strategic benefits and opportunities from any planned or completed acquisition or divestiture by the Company might not be realized or may take longer to realize than expected;
•strategic benefits and opportunities related to past and ongoing restructuring actions might not be realized or may take longer to realize than expected;
•our ability to realize the expected financial benefits of an acquisition, divestiture or other strategic transaction might not be realized or may take longer to realize than expected;
•cost reductions might not occur as expected;
•management time and focus may be diverted from operating our business due to challenges related to acquisitions and other strategic transactions;
•the failure to retain or integrate key acquired personnel;
•the challenge of assimilating diverse business cultures, and the difficulties in integrating the operations, technologies and information system of the acquired companies;
•increased costs to improve managerial, operational, financial and administrative systems and to eliminate duplicative services;
•failure to successfully further develop the acquired business or technology;
•the incurrence of unforeseen obligations or liabilities;
•potential impairment of relationships with employees or customers as a result of changes in management;
•increased interest expense or increased share or equity dilution; and
•amortization of acquired intangible assets, as well as unanticipated accounting charges.
Our competitors are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions may also materially and adversely affect our operating results due to large write-offs, contingent liabilities, substantial depreciation, deferred compensation charges or intangible asset amortization, or other adverse tax or accounting consequences. We cannot ensure that we will be able to identify or consummate any additional acquisitions or other strategic transactions, successfully integrate any acquisitions or realize the benefits and opportunities anticipated from any acquisition or other strategic transaction. Our failure to address the risks and other issues in connection with our past or future acquisitions and other strategic transactions could cause us to not realize their anticipated benefits and opportunities, incur unanticipated liabilities, experience increased costs, and harm our business generally.
We participate in the software development market, which may be subject to various technical and commercial challenges.
We invest in software development and have in the past and may in the future experience development and technical challenges. Our business and results of operations could also be seriously harmed by any significant delays in our software development activities. Despite testing and quality control, we cannot be certain that errors will not exist in our software after its release. Any faults or errors in our existing products or in any new products may delay product introductions and shipments, require design modifications, or harm customer relationships or our reputation, any of which could adversely affect our business and competitive position. In addition, software companies are subject to litigation concerning intellectual property disputes, which could be costly and distract our management. No losses on contracts were recorded during Fiscal 2024 based on our assessment. The estimates and assumptions used in these assessments were based upon management’s judgment and may be subject to change as new events occur and additional information is obtained. If the future estimated costs to fulfill a contract exceed the expected consideration from the customer, the Company’s financial condition, cash flows, and results of operations may be adversely and materially impacted.

If we do not keep pace with rapid technological changes and evolving industry standards, we will not be able to remain competitive, and the demand for our products will likely decline.
In general, our markets are characterized by the following factors:
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
We believe our revenues growth and future operating results will depend on our ability to complete development of new products and product enhancements, introduce these products and product enhancements in a timely, cost-effective manner, achieve broad market acceptance of these products and product enhancements, and reduce our production costs. During the past few fiscal years we have introduced, and we expect we will continue to introduce, both new and enhanced products. We cannot guarantee the success of these products, and we might not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of our existing products.
We believe that we must continue to make substantial investments to support ongoing research and development in order to develop new or enhanced products and software to remain competitive. We need to continue to prepare updates for existing products and develop and introduce new products that incorporate the latest technological advancements in outdoor image processing hardware, camera technologies, software and analysis in response to evolving customer requirements. In addition, we are continuing to migrate some of our products to a new platform. We cannot assure you that we will be able to adequately manage product transitions. Our business and results of operations could be adversely affected if we do not anticipate or respond adequately to technological developments or changing customer requirements or if we cannot adequately manage inventory requirements typically related to new product transitions and introductions. We cannot ensure that any such investments in research and development will lead to any corresponding increase in revenues.
We may need to raise additional capital in the future, which might not be available on terms acceptable to us, or at all.
We have historically experienced volatility in our earnings and cash flows from operations from year to year. We may need or choose to raise additional capital to fund our operations, to repay indebtedness, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, other debt or equity financings, or some combination of capital sources. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.
Our capital requirements will depend on many factors, including, but not limited to:
•market acceptance of our products and product enhancements, and the overall level of sales of our products;
•our ability to control costs and achieve profitability;

•the supply of key components for our products;
•our ability to increase revenues and net income;
•increased research and development expenses and sales and marketing expenses;
•our need to respond to technological advancements and our competitors’ introductions of new products or technologies;
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
If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the beneficial ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional equity or debt financing might not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms when needed, we may be unable to continue our operations as planned, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.
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
Many of our competitors have greater name recognition and greater financial, technological, marketing and customer service resources than we do. This may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products and services than we can. Consolidations of end users, distributors and manufacturers in our target markets exacerbate this problem. As a result of the foregoing factors, we might not be able to compete effectively in our target markets and competitive pressures could adversely affect our business, financial condition and results of operations.

Our failure to successfully secure new contracts and renew existing contracts could reduce our revenues and profitability.
Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector customers. We continually bid on new contracts and negotiate contract renewals on expiring contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. As a condition to contract award, customers typically require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. Government entities are also taking more time between contract award and approval to commence work under the contract, which delays our ability to recognize revenues under the contract. If negative market conditions materialize, or if we fail to secure adequate financing arrangements or the required governmental approval or fail to meet other required conditions, we might not be able to pursue, obtain or perform particular projects, which could reduce or eliminate our profitability.
We may be unable to attract and retain key personnel, including senior management, which could seriously harm our business.
Due to the specialized nature of our business and the current tight labor market, we are highly dependent on the continued service of our executive officers and other key management, engineering and technical personnel. We believe that our success will depend on the continued employment of a highly qualified and experienced senior management team to retain existing business and generate new business. The loss of any of our officers, or any of our other executives or key members of management could adversely affect our business, financial condition, or results of operations (e.g., loss of customers or loss of new business opportunities). Our success will also depend in large part upon our ability to continue to attract, retain and motivate qualified and productive engineering and other highly skilled technical personnel. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our employee needs in a timely manner, which may adversely affect our growth in the current fiscal year and in future years. This situation is exacerbated by pressure from agency customers to contain our costs, while salaries for employees are on the rise. Although we intend to continue to devote significant resources to recruit, train and retain qualified skilled personnel, we might not be able to attract and retain such employees, which could impair our ability to perform our contractual obligations, meet our customers’ needs, win new business, and adversely affect our future results. Likewise, the future success of our consulting services will depend on our ability to hire additional qualified engineers, planners and technical personnel. Competition for qualified employees, particularly development engineers and software developers, is intense and has become more so over time. We might not be able to continue to attract and retain sufficient numbers of such highly skilled employees. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could adversely affect our business, financial condition and results of operations.
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

International conflicts could adversely affect our business, financial condition and results of operations.
Sustained conflict and disruption in Ukraine and the Middle East is likely and although the lengths, impacts and outcomes of the ongoing wars in Ukraine and the Middle East are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in government agency budgets and funding preferences as well as increase in cyberattacks and cyber and corporate espionage. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are actively monitoring the situations in Ukraine and the Middle East and assessing the potential impacts on our business. The extent and duration of the wars and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.
Increased frequency of severe and extreme weather events associated with climate change could adversely impact our facilities, interfere with intersection construction projects, and have a material impact on our financial condition, cash flows and results of operations
We take climate change and its associated risks seriously. More extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation are among the climate-related events that are most likely to impact our business. We are unable to predict the timing or magnitude of these events. However, we perform ongoing assessments of physical risk, including physical climate risk, to our business and efforts to mitigate these physical risks continue to be implemented on an ongoing basis. Increased frequency of severe and extreme weather events associated with climate change could adversely impact our and our clients’ businesses and facilities, interfere with intersection construction projects, cause work stoppages and project delays or cancellations, and have a material impact on our financial condition, cash flows and results of operations.
The availability and regulation of data we purchase and use in certain of our Mobility Data Sets may become more restrictive, and adversely affect performance of our products or the cost of data purchased.
The announcement by Wejo Group Limited to appoint an administrator due to insolvency, and the change in strategy of Otonomo Technologies Ltd. after being acquired, both reduced the number of suppliers provisioning data to us for use in some of our Mobility Data sets. Although similar data can be supplied from other sources, reductions in the number of, or other future changes in, key data sources or availability could adversely affect the breadth, quality and value of our Mobility Data Sets and/or the cost to purchase data. In addition, any future increased data privacy regulation, which could be impacted by which political party controls Congress and/or the White House after the 2024 elections, could constrain our Mobility Data business by limiting data availability and sources and reduce quality of roadway traffic analysist. Any of these occurrences could have a material adverse effect on our reputation, profitability or revenue.
Our business could be negatively affected as a result of actions of activist stockholders or others.
We may be subject to actions or proposals from stockholders or others that might not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board of Directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
Our stock repurchase program may adversely affect our liquidity and cause fluctuations in our stock price.
On May 12, 2022, the Board of Directors approved a plan for the Company to acquire up to $10.0 million of our outstanding common stock for an unspecified length of time (the “2022 Stock Repurchase Program”). During the fiscal year ended Fiscal 2024, we repurchased 39,861 shares for an aggregate price of approximately $0.2 million, at an average price of $4.54 per share. From the inception of the 2022 Stock Repurchase Program through March 31, 2024, we repurchased approximately 339,861 shares of our common stock for an aggregate price of approximately $1.1 million, at an average price per share of $3.14. As of March 31, 2024, approximately $8.9 million remained available for the repurchase of our common stock under the 2022 Stock Repurchase Program.

Potential future stock repurchases under the stock share repurchase program could be funded by operating cash flow or excess cash balances. Repurchases under the stock repurchase program may adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the stock repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock. Furthermore, the Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a non-deductible 1% excise tax on the fair market value of stock repurchases after December 31, 2022, that exceed $1.0 million in a taxable year, which may impact the tax efficiency of our stock repurchase program.
COVID-19, or other future pandemics, could continue to have an adverse effect on our business.
Although COVID-19 has entered an endemic stage, COVID-19 (including new variants of COVID-19) or other future pandemics may adversely affect the global economic conditions, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment. When COVID-19 was considered a public health emergency, we took actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions included, but were not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities.
Our products require specialized parts, some of which became more difficult to source during the COVID-19 pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company’s strategies to mitigate global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of Fiscal 2023. We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity. If the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to maintain sufficient liquidity.
Legal and Regulatory Risks
We might not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.
If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may be able to access our proprietary technology and our business, financial condition and results of operations may be seriously harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or illegally use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. As a result, we might not be able to protect our proprietary rights adequately in the U.S. or internationally.
Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. Presently and historically, we have been subject to litigation regarding our intellectual property rights and the intellectual property rights of others, and we might continue to be in the future. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products, product features, or technologies. In addition, in the event of an adverse outcome in litigation or any similar proceedings we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to market or use certain products, product features, or technologies. We might not be able to obtain any licenses on terms acceptable to us, or at all. We also may have to indemnify certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Our continued expansion into software development activities might expose us to more litigation. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management’s attention and resources, could be significant and could seriously harm our business, financial condition and results of operations, regardless of whether the claim is valid.

We may continue to be subject to traffic-related litigation.
In general, participants in the traffic industry are subject to frequent litigation claims due to the nature of personal injuries that can result from traffic accidents. As a provider of traffic engineering services, products and solutions, we are, and could from time to time in the future continue to be, subject to litigation for traffic related accidents, even if our products or services did not cause the particular accident. While we generally carry insurance against these types of claims, some claims might not be covered by insurance or the damages resulting from such litigation could exceed our insurance coverage limits. In the event that we are required to pay significant damages as a result of one or more lawsuits that are not covered by insurance or exceed our coverage limits, it could materially harm our business, financial condition or cash flows. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management's attention.
We may experience adverse impacts related to Artificial Intelligence (“AI”) laws.
While we are working to increase our use of AI with initiatives, such as further enhancing our hybrid sensor technologies with integrated AI algorithms to provide precise and detailed detection, tracking and classification of traffic, there is also increasing regulatory scrutiny in the use of machine learning and AI. AI presents risks and challenges that could affect its adoption, such as uncertainty in the legal regulatory environment relating to AI may require significant resources to modify or change our business or product offerings to comply with U.S. and non-U.S. laws, the scale and nature are unknown at this time. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging or prohibited. These obligations may make it harder for us to use AI in our business, and require us to change our product offerings, or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, our product offerings may be less efficient, or we may be less competitive, which could adversely affect our business, reputation, financial conditions, and results of operations.
Financial and Market Risks
We might not be able to consistently achieve profitability on a quarterly or annual basis in the future.
We had GAAP net income of approximately $3.1 million in Fiscal 2024 and net loss of $14.9 million in Fiscal 2023. We cannot ensure that we will be able to maintain profitability in the future. Our ability to operate at a profit could be impacted by governmental budgetary constraints, government and political agendas, economic instability, supply chain constraints and other items that are beyond our control. Furthermore, we rely on operating profits to fund investments in sales and marketing and research and development initiatives. We cannot ensure that our financial performance will sustain a sufficient level to completely support those investments. Most of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments.

If we experience declining or flat revenues and we fail to manage such declines effectively, we may be unable to execute our business plan and may experience future weaknesses in our operating results.
Based on our business objectives, and in order to achieve future growth, we will need to continue to hire additional qualified and productive personnel, and invest in additional research and development and sales and marketing activities, which could increase our expenses and cause declines in our operating results. In addition, our past expansion has placed, and future expansion is expected to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenues declines successfully, our growth, our business, our financial condition and our results of operations could be adversely affected.
Our use of estimates in conjunction with the input method of measuring progress to completion of performance obligations for our engineering and consulting services revenues could result in a reduction or reversal of previously recorded revenues and profits.
A portion of our engineering and consulting services revenues is measured and recognized over time using the input method of measuring progress to completion. Our use of this accounting method results in recognition of revenues and profits proportionally over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to estimated costs and resulting revenues recognized are recorded when the amounts are known or can be reasonably estimated based on updated information. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates which may result in reductions or reversals of previously recorded revenues and profits.
If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 currently requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. We are required to obtain our auditors’ attestation pursuant to Section 404(b) of the Sarbanes-Oxley Act. Going forward, we might not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, our independent registered public accounting firm may still conclude that our internal controls over financial reporting are not effective.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iteris have been or will be detected. These inherent limitations include the realities that technology, decision-making and other processes can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls also can possibly be circumvented by individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and go undetected. If we are not able to maintain effective internal controls over financial reporting, we may lose the confidence of investors and analysts and our stock price could decline.
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
•market condition changes such as industry consolidations that could threaten our ability to procure new business;
•general economic and political conditions;
•our ability to raise additional capital;
•pandemic and epidemic events, such as COVID-19, which may have a continuing impact on our future operating results;
•international wars, conflicts, and acts of terrorism; and
•other factors beyond our control, including but not limited to, natural disasters.
Due to the factors listed above, as well as other unforeseen factors, our future operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline. As a result of these quarterly variations, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

Supply shortages or production gaps could materially and adversely impact our sales and financial results.
We have experienced, and may from time to time in the future continue to experience parts shortages, end of life events, sharp increases in component costs and unforeseen quality control issues by our suppliers that may impact our ability to meet demand for our products. COVID-19 increased the occurrence of such shortages and increased costs for materials. Although we have transitioned to using multi-sourcing strategies when technically and economically feasible to mitigate supply risk, we historically used, and in some cases continue to use, single suppliers for certain key components in our products. Additionally, we have had to reengineer products from time to time to address discontinued, obsolete or unavailable components. Our products are also deployed with other traffic intersection products that also could experience supply issues for their products, which in turn could result in delays in orders for our products. Should any such supply delay or disruption occur, or should a key supplier discontinue operations, our future sales and costs may be materially and adversely affected. Additionally, we rely heavily on select contract manufacturers to produce many of our products and do not have any long-term contracts to guarantee supply of such products. Although we believe our contract manufacturers have sufficient capacity to meet our production schedules for the foreseeable future and we believe we could find alternative contract manufacturing sources for many of our products, if necessary, we could experience a production gap should our contract manufacturers become unable to meet our production requirements and the cost of our products could increase, adversely affecting our margins. Further, foreign imports of components in our products subject the Company to risks of changes in, or the imposition of new, export/import requirements, tariffs, work stoppages, delays in shipment, product cost increases due to component shortages, public health issues, such as COVID-19, that could lead to temporary closures of facilities or shipping ports, and other economic uncertainties affecting trade between the U.S. and other countries where we source components for our products. Any such actions could increase the cost to us of such products and cause increases in the prices at which we sell such products, which could adversely affect our financial performance. Similarly, these actions could result in cost increases or supply chain delays that impact third party products (e.g., steel poles) which could lead our customers to delay or cancel planned purchases of our products.
Our international business operations may be threatened by many factors that are outside of our control.
While we historically have had limited international sales, revenues and operational experience, we have been expanding our distribution capabilities for our products internationally, particularly in Europe and South America. We plan to continue to expand our international efforts, but we cannot ensure that we will be successful in such efforts. International operations subject us to various inherent risks including, among others:
•political, social and economic instability, as well as international conflicts and acts of terrorism;
•bonding requirements for certain international projects;
•longer accounts receivable payment cycles;
•import and export license requirements and restrictions of the U.S., as well as requirements and restrictions in the other countries in which we operate;
•currency exchange rate fluctuations and restrictions, and our ability to repatriate currency from certain foreign regions;
•unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;
•required compliance with existing and new foreign regulatory requirements and laws, more restrictive labor laws and obligations, including but not limited to the U.S. Foreign Corrupt Practices Act;
•difficulties in managing and staffing international operations;
•potentially adverse tax consequences;
•reduced protection for intellectual property rights in some countries; and
•pandemic and epidemic events, such as COVID-19, and related government responses, including travel restrictions, quarantines and “stay-at-home” orders.

Substantially all of our international product sales are denominated in U.S. dollars. As a result, an increase in the relative value of the U.S. dollar could make our products more expensive and potentially less price competitive in international markets. We do not currently engage in any transactions as a hedge against risks of loss due to foreign currency exchange rate fluctuations.
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
The trading price of our common stock has historically fluctuated widely. From March 31, 2021 through March 31, 2024, our common stock has traded at prices as low as $2.40 per share and as high as $7.77 per share. The market price of our common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:
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
Our bylaws include a forum selection clause, which may impact the ability of our stockholders to bring actions against us.
Subject to certain limitations, and to the fullest extent permitted by law, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law or our certificate of incorporation or bylaws; (d) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (e) any action asserting a claim governed by the internal affairs doctrine. These limitations on the forum in which stockholders may initiate action against us could create costs or, inconvenience or otherwise adversely affect our stockholders’ ability to seek legal redress. If a court were to find the forum-selection provisions contained in our bylaws to be unenforceable, we may incur additional costs associated with resolving proceedings in forums other than the Court of Chancery in the State of Delaware and the federal district courts of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have established processes to assess, identify, and manage risks from cybersecurity threats as part of our broader enterprise-wide risk management system and processes, which is overseen by our Board of Directors through our Audit Committee, along with our executive management.
To assess and manage risks from cybersecurity threats, we maintain a cybersecurity risk management program (the “Cybersecurity Program”) that employs the Critical Security Controls framework developed by the Center for Internet Security as the foundation. Our Information Security team, composed of members of the Company’s Corporate Information Technology (“IT”) Department and Software Product Operations team, is tasked with monitoring and assessing, and the day-to-day management of, cybersecurity and operational risks related to information security and system disruption. The Cybersecurity Program includes, among other elements:
•ongoing identification and assessment of cybersecurity threats based on periodic internal and external assessments and monitoring;
•technical and organizational measures designed to protect against, detect, and respond to cybersecurity threats, including documented processes, procedures and technical controls aligned with our information security management system;
•an incident management and response program that continuously monitors the Company’s information systems for vulnerabilities, threats, and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of threats and incidents to management, as deemed necessary or appropriate; and

•organization-wide cybersecurity training and compliance exercises, including formal educational material and compliance testing that is administered to all employees on an annual basis, as well as ad hoc testing and awareness exercises.
The Company also engages external experts to assist in its assessment, identification, and management of risks from cybersecurity threats. These experts include cybersecurity consultants that we engage as part of our continuing efforts to evaluate and improve the effectiveness of our Cybersecurity Program, and other cybersecurity service providers that help secure our systems and networks. The Company also uses specialized third-party software tools to identify, monitor and mitigate risks from cybersecurity risks.
Our Cybersecurity Program also addresses cybersecurity risks associated with our use of third-party service providers, in particular those identified as critical to the functioning of our business. To that end, we take cybersecurity considerations into account in the selection of our third-party service providers. We perform cybersecurity diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity risks identified through such diligence, and we require those third parties to implement appropriate cybersecurity controls with respect to the services they provide to us.
As of the date of this Annual Report, the Company has not identified any risks from cybersecurity threats, including as the result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future. For further information about the cybersecurity risks we face, and potential impacts, see Part I, Item 1A, “Risk Factors.”
Governance
The Board of Directors is responsible for overseeing our enterprise risk management program. The Audit Committee, which consists solely of independent directors, has been designated by our Board to oversee cybersecurity risks and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee receives quarterly updates, or more frequently as needed, on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer (“CFO”).
The CFO works in conjunction with the Chief Technology Officer (“CTO”) to oversee the Information Security Team and the operation of the Cybersecurity Program. Our Information Security team in conjunction with the CTO have an average of 15 years of professional IT and software development management experience, including in the areas of incident response, vulnerability management, network security administration and other governance, risk and compliance areas.
Our executive management, the Audit Committee, and the Board of Directors are notified of any significant cybersecurity incidents through an escalation process that is established in our incident response plan. Pursuant to that plan, upon detection incidents are first reported to and assessed by the Information Security Team. Depending on the nature and severity of an incident, and considering the actual or potential impact, significance, and scope, the plan calls for the Information Security team to notify the executive team, who may in turn notify the Audit Committee and Board of Directors, regarding the detection, mitigation, and remediation of cybersecurity incidents.
ITEM 2. PROPERTIES
Our largest facility is located in Santa Ana, CA where we lease approximately 47,000 square feet of office, manufacturing and warehouse space pursuant to a lease which terminates in March 2027 (see Note 7, Right-of-Use Assets and Lease Liabilities, to the Financial Statements for more information).
ITEM 3. LEGAL PROCEEDINGS
The information is set forth under the heading “Litigation and Other Contingencies” (see Note 6, Commitments and Contingencies, to the Financial Statements for more information).
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has traded on the Nasdaq Capital Market under the symbol “ITI” since February 8, 2016. Prior to that, our common stock traded on the New York Stock Exchange under the same symbol.
As of June 11, 2024, we had 266 holders of record of our common stock according to information furnished by our transfer agent. The actual number of stockholders is greater than this number of record holders, as the total number includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance can be found under Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
Use of Proceeds from Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
No shares were purchased by the Company during the three months ended March 31, 2024. See Note 10, Stock Repurchase Program, to the Financial Statements for more information.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with our Financial Statements and related Notes thereto included in Part II, Item 8 of this report and the “Risk Factors” section in Part I, Item 1A, as well as the other cautionary statements and risks described elsewhere in this report before deciding to purchase, hold or sell our common stock.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.

Developments Impacting our Business
COVID-19
Although COVID-19 has entered an endemic stage, COVID-19 (including new variants of COVID-19) or other future pandemics may adversely affect the global economic conditions, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment. When COVID-19 was considered a public health emergency, we took actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions included, but were not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities.
Our products require specialized parts, some of which became more difficult to source during the COVID-19 pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company’s strategies to mitigate global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of Fiscal 2023. We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity. We curtailed the increase in inventory purchases and in particular components purchased in the secondary markets in the second half of Fiscal 2023, and the Company currently does not expect to accumulate inventory in the same magnitude in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to maintain sufficient liquidity.
Climate Change
We take climate change and its associated risks seriously. Increased frequency of severe and extreme weather events associated with climate change could adversely impact our facilities, interfere with intersection construction projects, cause work stoppages and project delays or cancellations, and have a material impact on our financial condition, cash flows and results of operations. More extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation are among the weather events that are most likely to impact our business. We are unable to predict the timing or magnitude of these events. However, we perform ongoing assessments of physical risk, including physical climate risk, to our business and efforts to mitigate these physical risks continue to be implemented on an ongoing basis.
As a global leader in smart mobility infrastructure management, we are committed to a cleaner, healthier and more sustainable future. Our core business aims to reduce climate impact through our work with public and private-sector partners to improve the efficiency of mobility, which, among other things, has the benefit of reducing carbon emissions. For example, by reducing vehicle delays and stops through traffic signal timing projects, improving the efficiency and fuel consumption of public transit via signal priority programs, and reducing time spent roadside for heavy-emitting commercial freight vehicles during inspection, our industry-leading portfolio of smart mobility infrastructure management solutions is currently helping cities and states to reduce their carbon footprint. Additionally, we continue to enhance the design of our sensors to withstand increasingly extreme weather conditions.
Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we have included the following non-GAAP financial measures: net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, other legal expenses, and acquisition earnout payments (“Adjusted EBITDA”); and net income (loss) before depreciation, amortization, stock-based compensation expense, restructuring charges, other legal expenses, acquisition earnout payments and the tax effect of adjustments (“Adjusted Net Income (Loss)”). Basic and Diluted Adjusted Net Income (Loss) Per Share (“Basic Adjusted EPS” and “Diluted Adjusted EPS”, collectively, “Adjusted EPS”) are calculated as Adjusted Net Income (Loss) divided by our basic and diluted weighted-average number of shares outstanding, respectively. Components of these non-GAAP financial measures may be adjusted from time to time to reflect specific events and circumstances as they occur.
Adjusted EBITDA was $12.9 million, and $(6.6) million for the fiscal years ended March 31, 2024 and 2023, respectively.
Adjusted Net Income (Loss) was $12.7 million and $(7.0) million for the fiscal years ended March 31, 2024 and 2023, respectively.

When viewed with our financial results prepared in accordance with GAAP and accompanying reconciliations, we believe Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and the related financial ratios provide additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and the related financial ratios, as presented in this Annual Report on Form 10-K (“Form 10-K”), are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by (used in) operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
We use Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We present Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our operating commitments.
Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and the related financial ratios have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•They generally do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•They do not reflect changes in, or cash requirements for, our working capital needs;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and our non-GAAP measures do not reflect any cash requirements for such replacements;
•They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
•They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and
•Other companies in our industry may calculate similarly-titled non-GAAP measures differently than we do, thereby limiting their usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS, and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS and the related financial ratios only as supplemental information. See our audited financial statements contained in this Form 10-K. However, despite the above limitations, we believe that Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted EPS, and the related financial ratios are useful to an investor in evaluating our results of operations because these measures:
•Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;
•Help investors evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and
•Are used by our management team for various other purposes including presentations to our Board of Directors as a basis for strategic planning and forecasting.

The following financial items have been added back to or subtracted from our net income (loss) when calculating Adjusted EBITDA or Adjusted Net Income (Loss):
•Income taxes. This amount may be useful to investors because it represents the taxes that might be payable for the period and the change in deferred taxes during the period, and therefore could reduce cash flow available for use in our business.
•Depreciation expense. Iteris excludes depreciation expense primarily because it is a non-cash expense. These amounts may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations.
•Amortization expense. Iteris incurs amortization expense of intangible assets in connection with acquisitions. Iteris also incurs amortization expense related to capitalized software development costs. Iteris excludes these items because it does not believe that these expenses reflect our ongoing operating results in the period incurred. These amounts may be useful to investors because they represent the estimated attrition of our acquired customer base and the diminishing value of product rights.
•Interest income and expense. Iteris excludes interest income and expense because it does not believe this item reflects our ongoing business and operating results. This amount may be useful to investors for determining current cash flow. For Fiscal 2023 interest expense includes amortization of the remaining capitalized deferred financing costs due to the termination of the Credit Agreement. For Fiscal 2024 interest income was due to interest earned from cash held with banks.
•Stock-based compensation. These expenses consist primarily of expenses from employee and director equity-based compensation plans. Iteris excludes stock-based compensation primarily because they are non-cash expenses and Iteris believes that it is useful to investors to understand the impact of stock-based compensation to its results of operations and current cash flow.
•Restructuring charges. These expenses consist primarily of employee separation expenses, facility termination costs, and other expenses associated with Company restructuring activities. Iteris excludes these expenses as it does not believe that these expenses reflect our ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance.
•Other legal expenses. Iteris excludes legal expenses that it believes are infrequent, unusual and not reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance. We do not adjust for any ordinary course legal expenses. For the fiscal year ended March 31, 2024, other legal expenses consist of costs related to a specific breach of contract dispute for which the Company previously expected a settlement to be reached, however, due to a change in facts and circumstances that now point to a more protracted and costly process, we included the legal costs of $2.8 million incurred during the year. The matter is currently scheduled to go to trial in September 2024, so related costs will likely increase in the near term. The Company believes that the probability of an outcome resulting in a loss is remote. There were no such costs in the prior year periods.
•Acquisition earnout payments. These expenses are a result of the TrafficCast International, Inc. acquisition in December, 2020 and are the final earnout payments per the acquisition agreement. Iteris excluded these expenses as it does not believe that these expenses reflect our ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance.
•Tax effect of adjustments. This amount represents the income tax impact of the adjustments to net income (loss), as the Company believes that its GAAP income tax expense (benefit) as reported is not representative of the income tax impact of the adjustments. The tax effect was determined by recalculating the Company’s current and deferred income tax expense after incorporating the non-GAAP adjustments listed on the Adjusted Net Income (Loss) table. These amounts may be useful to our investors in evaluating our core operating performance.
The following tables present a reconciliation of historical net income (loss) to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues, and a reconciliation of historical net income (loss) to Adjusted Net Income (Loss) and the presentation of Adjusted EPS.

Adjusted EBITDA

	Year Ended March 31,
	2024	2023
	(Amounts in thousands)
Net income (loss)	$3,131	$(14,855)

Provision for income taxes	332	135
Depreciation expense	558	615
Amortization expense	3,286	3,179
Interest (income) expense	(221)	329
Stock-based compensation	2,965	2,890
Other adjustments:
Restructuring charges	—	707
Other legal expense	2,843	—
Acquisition earnout payments	—	376
Adjusted EBITDA	$12,894	$(6,624)
Percentage of total revenues	7.5%	(4.2)%
Adjusted Net Income (Loss) and Adjusted EPS

	Year Ended March 31,
	2024	2023
	(In thousands, except for share amounts)
Net income (loss)	$3,131	$(14,855)
Adjustments to net income (loss):
Depreciation expense	558	615
Amortization expense	3,286	3,179
Stock-based compensation	2,965	2,890
Restructuring charges	—	707
Other legal expense	2,843	—
Acquisition earnout payments	—	376
Tax effect of adjustments	(66)	83
Adjusted Net Income (Loss)	$12,717	$(7,005)

Adjusted Net Income (Loss) per share:
Basic	$0.30	$(0.17)
Diluted	$0.29	$(0.17)

Weighted-average shares used in computing Adjusted Net Income (Loss) per share:
Basic	42,867	42,374
Diluted	43,904	42,374

	Year Ended March 31,
	2024	2023
Net income (loss) per share - basic	$0.07	$(0.35)
Adjusted Net Income (Loss) adjustments[1]	0.23	0.18
Adjusted Net Income (Loss) per share - basic	$0.30	$(0.17)

	Year Ended March 31,
	2024	2023
Net income (loss) per share - diluted	$0.07	$(0.35)
Adjusted Net Income (Loss) adjustments[1]	0.22	0.18
Adjusted Net Income (Loss) per share - diluted	$0.29	$(0.17)

1Reflects the aggregate adjustments made to net income (loss) to Adjusted Net Income (Loss), as presented in the above table, divided by the GAAP weighted-average number of shares outstanding for the relevant period, as presented above. Due to rounding, some amounts may not compute as shown.
Key Business Metrics
We define Annual Recurring Revenue (“ARR”) as revenues recognized under GAAP during a reporting period for our software as a service (“SaaS”), data as a service (“DaaS”), and managed services we provide to our customers. These services typically are secured through binding multi-year contracts or are subject to annual renewals. ARR is an important key performance metric we use in managing our business because it reflects a more predictable and stable component of our revenues, as well as a base from which we can expand our relationships with existing customers. Fluctuations in ARR can reflect a variety of factors including increases or decreases in multi-year contracts, as well as specific contract inception and termination dates because we do not annualize revenues included in ARR.
Backlog is an operational measure representing future unearned revenues amounts believed to be firm that are to be earned under our existing agreements, but it does not represent the total contract award if a firm commitment, purchase order or task order has not yet been issued under the contract and are not included in deferred revenues on our balance sheets. Backlog includes new bookings but does not include announced orders for which definitive contracts have not been executed. We typically expect to recognize revenues in the range of approximately two-thirds to three-quarters of our backlog as of the end of a fiscal year in the subsequent fiscal year. We believe backlog is a useful metric for investors, given its relevance to total orders, although there can be no assurances we will recognize revenues from bookings or backlog timely.
Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period (see Note 1, Description of Business and Summary of Significant Accounting Policies, to the Financial Statements for more information). In preparing our financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments on a regular basis and apply our accounting policies on a consistent basis. We believe that the estimates, assumptions and judgments involved in the accounting for revenues recognition, goodwill, and income taxes have the most potential impact on our financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.
The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. Our revenues arrangements are complex in nature and require significant judgement in determining the performance obligation structure. Because each contract is unique in nature, we assess each individually for appropriate accounting treatment.
Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenues from contracts with customers, ranging from multi-year agreements to purchase orders.
Product revenues related contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term. These purchase orders are generally short-term in nature. Product revenues is recognized at a point in time upon shipment or upon customer receipt of the product, depending on shipping terms. The Company determined that this method best represents the transfer of goods because transfer of control typically occurs upon shipment or upon customer receipt of the product.
Service revenues sometimes consist of revenues derived from the use of the Company’s service platforms and APIs on a subscription basis as well as from maintenance and support. We generate these revenues from monthly active user fees, SaaS fees, hosting and storage fees, and maintenance and support fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprising a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services in these situations as the customer obtains equal benefit from the service throughout the service period.
Service revenues are also derived from engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. For fixed fee contracts, we recognize revenues over time using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportional cost incurred closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Other contracts can be based on a Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) structure, where such contracts are considered to involve variable consideration. However, contractual performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenues, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract or reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of Accounting Standard Codification (“ASC”) 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The events and circumstances we consider in performing the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance of the reporting units and other relevant entity-specific events. If, after assessing the totality of events or circumstances, an entity determines that the fair value of a reporting unit is not more likely than not, less than its carrying value, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. The estimates of fair value of the reporting units used in the impairment test are computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of the reporting units. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including future gross margin rates, expense rates, capital expenditures and other estimates), and a rate used to discount estimated future cash flow projections to their present value (or estimated fair value) based on estimated weighted average cost of capital (i.e., the selected discount rate). We select assumptions used in the financial forecasts by using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses (i.e., guideline companies). The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of a reporting unit is less than its book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
During the fourth quarter of fiscal 2024, we performed a qualitative assessment for our annual goodwill impairment testing. After assessing the totality of events and circumstances, we concluded that it was not more likely than not that the fair values of our reporting units were less than their carrying values. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units.
Income Taxes. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three fiscal years, we considered it appropriate to maintain valuation allowances of $18.5 million and $18.7 million against our deferred tax assets at March 31, 2024 and March 31, 2023, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Due to the magnitude of the impact of supply chain issues occurring during Fiscal 2023 and the addition to cumulative pre-tax loss, we currently cannot estimate when sufficient positive evidence may become available to allow us to reach a conclusion that any portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to the level of profitability that we are able to actually achieve.
Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the Financial Statements, included in Part II, Item 8 of this report for a discussion of recent accounting pronouncements.
Analysis of Fiscal 2024 and Fiscal 2023 Results of Operations
Total Revenues. The following table presents details of total revenues for Fiscal 2024 as compared to Fiscal 2023:

	Year Ended March 31,
	2024	2023	$ Increase	% Change
	(In thousands, except percentage)
Product revenues	$91,781	$85,097	$6,684	7.9%
Service revenues	80,206	70,955	9,251	13.0%
Total revenues	$171,987	$156,052	$15,935	10.2%
Product revenues primarily consist of product sales, but also include third-party products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for Fiscal 2024 increased approximately 7.9% to $91.8 million, compared to $85.1 million in Fiscal 2023. The increase reflects continued strong demand for our sensors, with revenues growth experienced across most of the product portfolio.

Service revenues consist of revenues from our software, managed services, systems integration, and consulting services. In certain instances, the lack of third-party product availability can impact the timing of systems integration projects and associated revenues recognition. Service revenues for Fiscal 2024 increased approximately 13.0% to $80.2 million, compared to $71.0 million in Fiscal 2023. This increase was primarily due to the continued increase of consulting services revenues from both new and existing projects, with growth supported by increased direct and subcontractor headcount to work on consulting projects, as well as continued growth of software revenues. ARR was approximately 25% of total revenues for each of Fiscal 2024 and Fiscal 2023.
Total revenues for Fiscal 2024 increased approximately 10.2% to $172.0 million, compared to $156.1 million in Fiscal 2023 due to the aforementioned reasons.
The Company added approximately $181.6 million of net new bookings, or potential revenues under binding agreements, during Fiscal 2024. The Company’s total ending backlog increased approximately 8.4% to approximately $123.8 million as of March 31, 2024, as compared to approximately $114.2 million as of March 31, 2023.
Gross Profit. The following tables present details of our gross profit for Fiscal 2024 compared to Fiscal 2023:

	Year Ended March 31,
	2024	2023	$ Increase	% Change
	(In thousands, except percentage)
Product gross profit	$41,234	$22,084	$19,150	86.7%
Service gross profit	23,352	19,934	3,418	17.1%
Total gross profit	$64,586	$42,018	$22,568	53.7%
Product gross margin as a % of product revenues	44.9%	26.0%
Service gross margin as a % of service revenues	29.1%	28.1%
Total gross margin as a % of total revenues	37.6%	26.9%
Our product gross margin as a percentage of product revenues for Fiscal 2024 increased approximately 1,890 basis points compared to Fiscal 2023. The increase was primarily due to alleviating the Company’s supply chain issues experienced in the previous fiscal year and realizing the gross margin benefits from the introduction of our alternative circuit boards and other elements of our supply chain improvement plan.
Our service gross margin as a percentage of service revenues for Fiscal 2024 increased 100 basis points compared to Fiscal 2023 primarily due to a slightly lower proportion of cost of revenues related to subcontractors and cost of data we purchased during current year.
Our total gross margin as a percentage of total revenues for Fiscal 2024 increased 1,070 basis points compared to Fiscal 2023 primarily as a result of the aforementioned reasons.
We plan to continue to focus on securing new contracts and to extend and/or continue our existing relationships with both key public-sector and private-sector customers. While we believe our ability to obtain additional large contracts will contribute to overall revenues growth, the mix of subcontractor revenues and third-party product sales to our public-sector customers will likely affect the related total gross profit from period to period, as total revenues derived from subcontractors and third-party product sales generally have lower gross margins than revenues generated by our own professional services consultants and products.
General and Administrative Expense
General and administrative expense for Fiscal 2024 increased approximately 8% to $23.9 million, compared to $22.1 million in Fiscal 2023. The increase was primarily due to additional legal fees described above under “Non-GAAP Financial Measures-Other legal expenses,” and the use of consulting services for various areas of assistance, partially offset by lower salaries and wages attributable to general and administrative activities.

Sales and Marketing Expense
Sales and marketing expense for Fiscal 2024 increased approximately 11% to $25.3 million, compared to $22.8 million in Fiscal 2023. The increase was primarily due to an increase in headcount and higher sales commissions resulting from revenues increases.
Research and Development Expense
Research and development expense for Fiscal 2024 increased approximately 20% to $10.0 million, compared to $8.3 million in Fiscal 2023. The overall increase was primarily due to the continued investment in research and development activities largely focused on redesigning printed circuit boards for our sensors, improving our existing software related offerings, and the development of new products.
We plan to continue to invest in the development of further enhancements and new functionality of our Iteris ClearMobility Platform, which includes among other things our software portfolio and our Vantage sensors.
We capitalized certain development costs into intangible assets on the Company’s balance sheets in both the current and prior year periods; however, certain development costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our software solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software assets in future periods.
Amortization of Intangible Assets
Amortization expense for intangible assets is recorded in both cost of revenues and operating expenses. Total amortization was approximately $3.3 million for Fiscal 2024 and $3.2 million for Fiscal 2023. Approximately $0.7 million and $0.6 million of the intangible asset amortization was recorded to cost of revenues, and approximately $2.6 million and $2.6 million was recorded to amortization expense for Fiscal 2024 and Fiscal 2023, respectively, in the statement of operations.
Other Income (Expense), Net
Net other income (expense) was approximately $0.4 million and $0.1 million in Fiscal 2024 and Fiscal 2023, respectively. The increase in net other income in the current year was primarily due to an increase in gains related to our Non-qualified Deferred Compensation plan.
Interest Income (Expense)
Net interest income (expense) was approximately $0.2 million and $(0.3) million in Fiscal 2024 and Fiscal 2023, respectively. The increase in net interest income in the current year was primarily due to a decrease in amortization of capitalized deferred financing costs and commitment fees upon termination of our Credit Agreement with Capital One, coupled with an increased cash balance and the interest rates associated with those accounts.
Income Taxes
The following table presents our provision for income taxes for Fiscal 2024 and Fiscal 2023:

	Year Ended March 31,
	2024	2023
	(In thousands, except percentage)
Provision for income taxes	$332	$135
Effective tax rate	9.6%	(0.9)%
For Fiscal 2024 and Fiscal 2023, the difference between the statutory and the effective tax rate was primarily attributable to the valuation allowance recorded against our deferred tax assets.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has a cumulative pre-tax loss, we considered it appropriate to maintain valuation allowances of $18.5 million and $18.7 million against our deferred tax assets at March 31, 2024 and 2023, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
At March 31, 2024, we had $7.9 million of federal net operating loss carryforwards that do not expire. We also had $10.0 million of state net operating loss carryforwards that begin to expire in 2031. Although the impact cannot be precisely determined at this time, we believe that our net operating loss carryforwards will provide reductions in our future income tax payments, that would otherwise be higher using statutory tax rates.
Litigation and Other Contingencies
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time be, involved in disputes, proceedings, or litigation relating to claims arising out of its operations in the normal course of business, such as intellectual property infringement and contractual matters. In addition, as noted under “Non-GAAP Financial Measures” above, we have been incurring legal expenses, related to a specific breach of contract dispute, that we believe are infrequent, unusual and not reflective of ongoing operating results. While the Company cannot accurately predict the outcome of any such disputes, proceedings, or litigation, including the matter described below, the Company is not a party to any legal dispute, proceeding or litigation, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.
The Company agreed to accept a $1.0 million return of inventory sold by the Company during Fiscal 2023, at the request of a prime contractor and related to a project that has been delayed. The Company is a subcontractor to the prime contractor on the delayed project, and there currently are no known issues with the product, nor is there currently any contention that there are issues with the product. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023, to accept the inventory return. For the year ended March 31, 2024, we recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in accrued liabilities representing the sale value of the inventory and $0.8 million in prepaid expenses and other current assets representing the estimated value of the inventory to be returned in the future. The inventory was returned, and the accrued liability was paid. As of March 31, 2024, there were no outstanding contingencies related to this inventory.
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
At March 31, 2024, we had $32.6 million in working capital, which included $26.0 million in cash and cash equivalents and restricted cash. This compares to working capital of $24.8 million at March 31, 2023, which included $16.7 million in cash and cash equivalents and restricted cash.

The following table summarizes our cash flows from continuing operations for Fiscal 2024 and Fiscal 2023:

	Year Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$11,378	$(4,507)
Investing activities	$(3,035)	$(1,874)
Financing activities	$905	$(372)
Operating Activities. Net cash provided by operating activities for Fiscal 2024 was $11.4 million and primarily reflects our net income from operations of $3.1 million, which included $9.0 million of non-cash items including lease expense, depreciation expense, stock-based compensation, and amortization of intangible assets, coupled with $0.7 million of outflows from changes in working capital.
Net cash used in operating activities of our continuing operations for Fiscal 2023 of $4.5 million was primarily the result of our net loss from continuing operations of $14.9 million, which included $8.9 million of non-cash items including lease expense, depreciation expenses, stock-based compensation, and amortization of intangible assets, coupled with $1.5 million of inflows from changes in working capital. Net cash used in operating activities in Fiscal 2023 included $0.3 million used in discontinued operations.
Investing Activities. Net cash used in investing activities during Fiscal 2024 was primarily the result of approximately $0.6 million of property and equipment purchases, and $2.5 million of capitalized software development costs, primarily in VantageARGUS CV and ClearGuide.
Net cash used in investing activities during Fiscal 2023 was primarily the result of approximately $0.5 million of property and equipment purchases, and $1.3 million of capitalized software development costs, primarily in VantageLive! and ClearGuide.
Financing Activities. Net cash provided by financing activities during Fiscal 2024 was primarily the result of $0.5 million and $0.6 million of cash proceeds from the exercise of stock options and purchases of Employee Stock Purchase Plan (“ESPP”) shares, respectively, offset partially by repurchases of common stock of approximately $0.2 million.
Net cash used in financing activities during Fiscal 2023 was primarily the result of $0.1 million and $0.5 million of cash proceeds from the exercise of stock options and purchases of ESPP shares, respectively, offset by repurchases of common stock of $0.9 million.
Off-Balance Sheet Arrangements
We do not have any other material off-balance sheet arrangements at March 31, 2024.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Iteris, Inc. (the "Company") as of March 31, 2024 and 2023, the related statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue from Contracts with Customers – Determination of Distinct Performance Obligations Relating to Service Revenues – Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company's service revenues within the Services and Software revenue streams, primarily derive revenue from long-term engineering & consulting services and software as a service ("SaaS"). The Company accounts for individual services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the services, the solution provided and the structure of the sales contract. During the year ended March 31, 2024, the Company recognized service revenues from contracts with customers of $80.2 million.
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
June 13, 2024

We have served as the Company's auditor since 2016.

Iteris, Inc.
Balance Sheets
(In thousands, except par value)

	March 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$25,850	$16,587
Restricted cash	125	140
Trade accounts receivable, net of allowance of $351 and $357 at March 31, 2024 and 2023, respectively	25,672	23,809
Unbilled accounts receivable	7,271	8,349
Inventories	13,432	10,841
Prepaid expenses and other current assets	3,581	3,128
Total current assets	75,931	62,854
Property and equipment, net	1,296	1,297
Right-of-use assets	7,237	8,345
Intangible assets, net	9,602	10,190
Goodwill	28,340	28,340
Other assets	1,039	768
Total assets	$123,445	$111,794
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,852	$12,943
Accrued payroll and related expenses	12,812	12,923
Accrued liabilities	6,596	5,453
Deferred revenues	8,070	6,720
Total current liabilities	43,330	38,039
Lease liabilities	6,210	7,641
Deferred income taxes	515	422
Unrecognized tax benefits	39	79
Other long-term liabilities	3,444	2,707
Total liabilities	53,538	48,888
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares—2,000 issued and outstanding shares—none	—	—
Common stock, $0.10 par value:
Authorized shares—70,000 at March 31, 2024 and 2023 issued and outstanding shares—42,972 at March 31, 2024 and 42,808 at March 31, 2023	4,298	4,282
Treasury stock	(15)	(891)
Additional paid-in capital	194,093	190,082
Accumulated deficit	(128,469)	(130,567)
Total stockholders’ equity	69,907	62,906
Total liabilities and stockholders’ equity	$123,445	$111,794

See accompanying Notes to the Financial Statements.

Iteris, Inc.
Statements of Operations
(In thousands, except per share amounts)

	Year Ended March 31,
	2024	2023
Product revenues	$91,781	$85,097
Service revenues	80,206	70,955
Total revenues	171,987	156,052
Cost of product revenues	50,547	63,013
Cost of service revenues	56,854	51,021
Cost of revenues	107,401	114,034
Gross profit	64,586	42,018
Operating expenses:
General and administrative	23,866	22,083
Sales and marketing	25,334	22,802
Research and development	9,964	8,321
Amortization of intangible assets	2,603	2,620
Restructuring charges	—	707
Total operating expenses	61,767	56,533
Operating income (loss)	2,819	(14,515)
Non-operating income (expense):
Other income, net	423	124
Interest income (expense)	221	(329)
Income (loss) before income taxes	3,463	(14,720)
Provision for income taxes	(332)	(135)
Net income (loss)	$3,131	$(14,855)

Net income (loss) per share:
Basic	$0.07	$(0.35)
Diluted	$0.07	$(0.35)
Weighted-average shares used in computing net income (loss) per share:
Basic	42,867	42,374
Diluted	43,904	42,374

See accompanying Notes to the Financial Statements.

Iteris, Inc.
Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	42,416	4,242	—	—	186,720	(115,712)	75,250
Stock option exercises	60	7	—	—	98	—	105
Issuance of shares pursuant to Employee Stock Purchase Plan	180	19	—	—	471	—	490
Stock-based compensation	—	—	—	—	2,890	—	2,890
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	152	14	—	—	(97)	—	(83)
Treasury stock purchases	—	—	300	(884)	—	—	(884)
Deferred shares held within rabbi trust	—	—	69	(7)	—	—	(7)
Net loss	—	—	—	—	—	(14,855)	(14,855)
Balance at March 31, 2023	42,808	4,282	369	(891)	190,082	(130,567)	62,906
Stock option exercises	173	18	—	—	519	—	537
Issuance of shares pursuant to Employee Stock Purchase Plan	173	17	—	—	564	—	581
Stock-based compensation	—	—	—	—	2,965	—	2,965
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	118	11	—	—	(27)	—	(16)
Issuance of shares pursuant to vesting of performance stock units, net of payroll withholding taxes	40	4	—	—	(18)	—	(14)
Treasury stock purchases	—	—	40	(183)	—	—	(183)
Retirement of treasury stock	(340)	(34)	(340)	1,067	—	(1,033)	—
Deferred shares held within rabbi trust	—	—	79	(8)	8	—	—
Net income	—	—	—	—	—	3,131	3,131
Balance at March 31, 2024	42,972	$4,298	148	$(15)	$194,093	$(128,469)	$69,907

See accompanying Notes to the Financial Statements.

Iteris, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$3,131	$(14,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Right-of-use asset non-cash expense	2,105	2,114
Deferred income tax	53	59
Depreciation of property and equipment	558	615
Stock-based compensation	2,965	2,890
Amortization of intangible assets	3,286	3,179
Loss on disposal of equipment	—	8
Other	—	(7)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,863)	1,819
Unbilled accounts receivable and deferred revenues	3,165	1,385
Inventories	(2,591)	(2,861)
Prepaid expenses and other assets	(724)	1,300
Trade accounts payable and accrued expenses	3,721	1,253
Operating lease liabilities	(2,428)	(1,406)
Net cash provided by (used in) operating activities - continuing operations	11,378	(4,507)
Net cash used in operating activities - discontinued operations	—	(329)
Net cash provided by (used in) in operating activities	11,378	(4,836)
Cash flows from investing activities
Purchases of property and equipment	(557)	(528)
Capitalized software development costs	(2,478)	(1,346)
Net cash used in investing activities	(3,035)	(1,874)
Cash flows from financing activities
Repurchases of common stock	(183)	(884)
Proceeds from stock option exercises	537	105
Proceeds from ESPP purchases	581	490
Tax withholding payments for net share settlements of restricted stock units	(16)	(83)
Tax withholding payments for net share settlements of performance stock units	(14)	—
Net cash provided by (used in) financing activities	905	(372)
Increase (decrease) in cash, cash equivalents and restricted cash	9,248	(7,082)
Cash, cash equivalents and restricted cash at beginning of period	16,727	23,809
Cash, cash equivalents and restricted cash at end of period	$25,975	$16,727

See accompanying Notes to the Financial Statements.

Iteris, Inc.
Statements of Cash Flows
(In thousands)
(Continued)

	Year Ended March 31,
	2024	2023
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$247	$—
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$997	$313
Capitalized software development costs in accounts payable and accrued liabilities	$220	$243

See accompanying Notes to the Financial Statements.

Iteris, Inc.
Notes to Financial Statements
March 31, 2024
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Iteris, Inc. (referred to in this report as “Iteris”, the “Company”, “we”, “our”, and “us”) is a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient and sustainable for everyone.
As a pioneer in intelligent transportation systems (“ITS”) technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service (“SaaS”) offerings, mobility consulting services, and managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States (“U.S.”) and internationally.
We believe our products, solutions and services increase vehicle and pedestrian safety and decrease congestion within our communities, while also reducing environmental impact, including vehicle carbon emissions.
We continue to make significant investments to leverage our existing technologies and further enhance our advanced sensors, mobility intelligence software, mobility data sets, mobility consulting services and managed services. As we are always mindful of capital allocation, we apply significant effort to evaluate and prioritize these investments. Likewise, we are always exploring strategic alternatives intended to optimize the value of our Company.
Iteris was incorporated in Delaware in 1987 and has operated in its current form since 2004.
Developments Impacting our Business
COVID-19
Although COVID-19 has entered an endemic stage, COVID-19 (including new variants of COVID-19) or other future pandemics may adversely affect the global economic conditions, including possible additional supply chain disruptions, workplace dislocations, economic contraction, and negative pressure on customer budgets and customer sentiment. When COVID-19 was considered a public health emergency, we took actions to preserve our liquidity, manage cash flow and strengthen our financial flexibility. Such actions included, but were not limited to, reducing our discretionary spending, reducing capital expenditures, and implementing restructuring activities
Our products require specialized parts, some of which became more difficult to source during the COVID-19 pandemic. In some cases, we had to purchase such parts from third-party brokers at substantially higher prices. The Company’s strategies to mitigate global supply chain issues included re-designing certain circuit boards to accommodate computer chips that are more readily available in the market at more reasonable prices, and accumulating inventory in the first two quarters of the fiscal year ended March 31, 2023 (“Fiscal 2023”). We also placed non-cancellable inventory orders for certain products in advance of our normal lead times to secure normal and incremental future supply and capacity.
The Company curtailed the increase in inventory purchases and in particular components purchased in the secondary markets in the second half of Fiscal 2023, and the Company currently does not expect to continue to accumulate inventory in the same magnitude in future periods. However, if the Company encounters additional supply chain constraints again in the future, it may need to further adjust its operations to maintain sufficient liquidity.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made in the preparation of the financial statements include, but are not limited to, recoverability of long-lived and intangible assets; estimates of future cash flows used to assess the recoverability of the impairment of goodwill; collectability of accounts receivable; projections of taxable income used to assess realizability of deferred tax assets; warranty reserves; costs to complete long-term contracts; indirect cost rates used in cost plus contracts; fair value of stock option awards and equity instruments; capitalization and estimated useful life of the Company’s internal-use software development costs. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates, and they are adjusted prospectively based upon such evaluation.
Revenue Recognition
Our revenue arrangements are complex in nature and require significant judgement in determining the performance obligation structure. Each contract is unique in nature and therefore is assessed individually for appropriate accounting treatment.
Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We generate all of our revenues from contracts with customers, ranging from purchase orders to multi-year agreements.
Product revenue-related contracts with customers begin when we acknowledge a purchase order for a specific customer order of product to be delivered in the near term. These purchase orders are generally short-term in nature. Product revenues are recognized at a point in time upon shipment or upon customer receipt of the product, depending on shipping terms. The Company determined that this method best represents the transfer of goods as transfer of control typically occurs upon shipment or upon customer receipt of the product.
Service revenues include revenues derived from the use of the Company’s service platforms and APIs on a subscription basis as well as from maintenance and support. We generate these revenues from monthly active user fees, SaaS fees, hosting and storage fees, and maintenance and support fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprising a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services in these situations as the customer obtains equal benefit from the service throughout the service period.
Service revenues are also derived from engineering and consulting service contracts with governmental agencies. These contracts generally include performance obligations in which control is transferred over time. For fixed fee contracts, we recognize revenues over time using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation. The Company determined that this method best represents the transfer of services as the proportional cost incurred closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Other contracts can be based on a Time & Materials (“T&M”) and Cost Plus Fixed Fee (“CPFF”) structure, where such contracts are considered to involve variable consideration. However, contractual performance obligations with these fee types qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company is allowed to recognize revenues, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract or reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.

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
We generally estimate variable consideration at the most likely amount to which we expect to be entitled and in certain cases based on the expected value, which requires judgment. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We review and update these estimates on a quarterly basis.
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
Disaggregation of Revenues
The Company disaggregates revenues from contracts with customers into product revenues and services revenues.
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
The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The Company estimates allowances for expected credit losses on trade accounts receivable and contract assets as required by the Current Expected Credit Loss (“CECL”) model, as per Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). If warranted, the allowance is increased by the Company’s provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented as unbilled accounts receivable in the accompanying balance sheet. For example, we would record a contract asset if we record revenues on a professional services engagement, but are not entitled to bill until we achieve specified milestones.

Our contract assets and refund liabilities are reported in a net position on a contract basis at the end of each reporting period. Refund liabilities are consideration received in advance of the satisfaction of performance obligations.
Contract Fulfillment Costs
The Company evaluates whether to capitalize the costs of fulfilling a contract. Such costs are capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of both March 31, 2024 and 2023, there was approximately $0.5 million of contract fulfillment costs, which are presented in the accompanying balance sheets as prepaid and other current assets. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2024 and 2023, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
Deferred Revenues
Deferred revenues in the accompanying balance sheets is comprised of consideration received in advance of the satisfaction of performance obligations.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with two financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high quality financial institutions, and therefore are believed to have minimal credit risk. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2024, the Company had approximately $25.4 million of deposits at financial institutions in excess of the FDIC insured limit.

Our accounts receivable are primarily derived from billings with customers located throughout North America, as well as in Europe, Asia, and Central and South America. We generally do not require collateral or other security from our domestic customers. We maintain an allowance for credit losses for potential credit losses, which losses have historically been within management’s expectations.
We currently have, and historically have had, a diverse customer base. For Fiscal 2024 and the fiscal year ended March 31, 2023 (“Fiscal 2023”), no individual customer represented greater than 10% of our total revenues. As of March 31, 2024 and 2023, no individual customer represented greater than 10% of our total accounts receivable.
Fair Values of Financial Instruments
The accounting guidance provided in ASC 820, Fair Value Measurements (“ASC 820”) for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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
Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the assets or liabilities.
The Company applies fair value accounting for all financial instruments on a recurring basis. The Company’s financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. All marketable securities are considered to be available-for-sale and recorded at their estimated fair values. In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash and short-term investments with initial maturities of 90 days or less.
As of both March 31, 2024 and 2023 restricted cash was $0.1 million related to cash restricted for shares purchased under the Employee Stock Purchase Plan (“ESPP”) (see Note 9, Employee Benefit Plans, to the Financial Statements for more information).
Cash, cash equivalents and restricted cash presented in the accompanying statements of cash flows consist of the following:

	March 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$25,850	$16,587
Restricted cash	125	140
	$25,975	$16,727

Allowance for Credit Loss
We record accounts receivable net of the allowance for credit losses. The allowance is established in accordance with the CECL model. We estimate the allowance for credit losses based on the Company’s assessment of its ability to collect on customer accounts receivable. The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers’ financial condition. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. The allowance reflects our best estimate of probable losses associated with the accounts receivable balance. Our assessment is based on historical experience, current information and reasonable and supportable forecasts. Accounts receivables with similar risk characteristics are evaluated collectively and accounts receivables that do not share similar risk characteristics are evaluated individually. Risk characteristics relevant to the Company’s accounts receivable include account balance and aging status. Adjustments to the allowance for credit losses are recorded through bad debt expense, which is included in operating expenses on the accompanying statements of operations. The Company writes off accounts receivable against the allowance when it determines that the balance is uncollectible and collection of the receivable is no longer being actively pursued.
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
Intangible Assets
Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. When determining useful life, the Company considers the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized, and reviewed for impairment at least annually.
Capitalized Software Development Cost
The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350-40, Intangibles — Internal Use Software (“ASC 350-40”). Under ASC 350-40, the costs incurred during the application development stage, which include costs of software configuration and interface design, coding, installation and testing are required to be capitalized. Costs incurred during the preliminary project design along with post-implementation stages of internal use software are expensed as incurred and included in research and development in the statements of operations.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of Accounting Standard Codification (“ASC”) 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The events and circumstances we consider in performing the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance of the reporting units and other relevant entity-specific events. If, after assessing the totality of events or circumstances, an entity determines that the fair value of a reporting unit is not more likely than not, less than its carrying value, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. The estimates of fair value of the reporting units used in the impairment test are computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of the reporting units. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including future gross margin rates, expense rates, capital expenditures and other estimates), and a rate used to discount estimated future cash flow projections to their present value (or estimated fair value) based on estimated weighted average cost of capital (i.e., the selected discount rate). We select assumptions used in the financial forecasts by using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses (i.e., guideline companies). The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of a reporting unit is less than its book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
During the fourth quarter of fiscal 2024, we performed a qualitative assessment for our annual goodwill impairment testing. After assessing the totality of events and circumstances, we concluded that it was not more likely than not that the fair values of our reporting units were less than their carrying values. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows the asset or asset group is expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. During the fiscal years ended March 31, 2024 and 2023, there was no impairment to our long-lived and intangible assets.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, we determined it was appropriate to maintain a full valuation allowance against our deferred tax assets for the fiscal years ended March 31, 2024 and 2023. We will continuously reassess the appropriateness of our valuation allowance.
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

Stock-Based Compensation
We record stock-based compensation in our statements of operations as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards currently comprise common stock options, restricted stock units and performance stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. The fair value of our performance stock unit awards is estimated on the grant date using a Monte Carlo simulation model. While the use of these models meets established requirements, the estimated fair values generated by the models might not be indicative of the actual fair values of our awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Research and Development Expenditures
We expense research and development expenditures in the period incurred.
Shipping and Handling Costs
We include shipping and handling costs in the cost of revenues in the period during which the products ship.
Sales Taxes
We present sales taxes on a net basis (excluded from revenues) in the statements of operations.
Right-of-Use Assets and Lease Liabilities
We determine if an arrangement contains a lease at inception and determine the classification of the lease, as either operating or finance, at commencement.
Right-of-use assets and lease liabilities are recorded based on the present value of future lease payments which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, we utilize inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Finance leases incur interest expense using the effective interest method in addition to amortization of the leased asset on straight-line basis, both over the applicable lease term. Lease terms may factor in options to extend or terminate the lease.
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
Warranty
We generally provide a one to three year warranty from the original invoice date on all products, materials and workmanship. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. We will either repair or replace defective products, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of product revenues at the time revenues for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying balance sheets. We do not provide any service-type warranties.
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
Comprehensive Income (Loss)
Net income (loss) was the same as comprehensive income (loss) for Fiscal 2024 and Fiscal 2023.
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
2. Supplementary Financial Information
Inventories, net
The following table presents details regarding our inventories, net:

	March 31,
	2024	2023
	(In thousands)
Raw materials	$9,063	$7,840
Work in process	468	315
Finished goods	3,901	2,686
	$13,432	$10,841

Property and Equipment, net
The following table presents details of our property and equipment, net:

	March 31,
	2024	2023
	(In thousands)
Equipment	$6,871	$6,359
Leasehold improvements	828	824
Accumulated depreciation	(6,403)	(5,886)
	$1,296	$1,297
Depreciation expense was approximately $0.6 million for each of Fiscal 2024 and Fiscal 2023. For each of Fiscal 2024 and Fiscal 2023, $0.2 million of the depreciation expense was recorded to cost of revenues, and $0.4 million was recorded to operating expenses in the accompanying statements of operations.
Intangible Assets, net
The following table presents details regarding our intangible assets, net:

	March 31, 2024			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$5,009	$(4,369)	$640	$4,986	$(3,444)	$1,542
Customer contracts / relationships	9,550	(5,783)	3,766	9,550	(4,371)	5,179
Trade names and non-compete agreements	782	(770)	12	782	(770)	12
Capitalized software development costs	10,164	(4,980)	5,184	7,489	(4,032)	3,457
Total	$25,505	$(15,902)	$9,602	$22,807	$(12,617)	$10,190
Amortization expense for intangible assets subject to amortization was approximately $3.3 million and $3.2 million for Fiscal 2024 and Fiscal 2023, respectively. Approximately $0.7 million and $0.6 million of the intangible asset amortization was recorded to cost of revenues, and approximately $2.6 million and $2.6 million was recorded to amortization expense for Fiscal 2024 and Fiscal 2023, respectively, in the statements of operations. The weighted average remaining useful lives of the intangible assets as of March 31, 2024 is 3.4 years.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements. Our net customer contracts/relationships have a useful life of 6 years. Our net trade names and non-compete agreements have a useful life of 4 years. Our net capitalized software development costs of approximately $5.2 million as of March 31, 2024 primarily consisted of VantageARGUS CV software development costs of $3.1 million and Oracle Enterprise Resource Planning system design and implementation costs of approximately $0.9 million, which have useful lives of 5 and 10 years, respectively. Our net capitalized software development costs of approximately $3.5 million as of March 31, 2023, primarily consisted of Oracle Enterprise Resource Planning system design and implementation costs of $1.1 million, which has a useful life of 10 years.

As of March 31, 2024, the future estimated amortization expense is as follows (in thousands):

Year Ending March 31,
2025	3,527
2026	2,305
2027	1,982
2028	1,281
2029	495
Thereafter	—
$9,590
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Goodwill
Goodwill was $28.3 million as of March 31, 2024 and 2023. There was no change to the goodwill carrying value during Fiscal 2024 or Fiscal 2023.
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying balance sheets. The following table presents activity with respect to the warranty reserve:

	Year Ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of fiscal year	$758	$616
Additions charged to cost of revenues	498	343
Warranty claims	(442)	(201)
Balance at end of fiscal year	$814	$758
Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$3,131	$(14,855)
Denominator:
Weighted average common shares used in basic computation	42,867	42,374
Dilutive stock options and other dilutive awards	1,037	—
Weighted average common shares used in diluted computation	43,904	42,374

Net income (loss) per basic share	$0.07	$(0.35)
Net income (loss) per diluted share	$0.07	$(0.35)

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the years ended March 31, 2024 and 2023:

	Year Ended March 31,
	2024	2023
	(In thousands)
Stock options	3,425	5,886
Restricted stock units	241	457
3. Restructuring Activities
On May 12, 2022, the Board of Directors of Iteris, Inc. approved restructuring activities to better position the Company for increased profitability and growth.
Payments made during Fiscal 2024 towards the restructuring liability at March 31, 2023 were as follows (in thousands):

Balance at March 31, 2023	$242
Cash payments	(242)
Balance at March 31, 2024	$—
4. Fair Value Measurements
We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As described in more detail in Note 1, Description of Business and Summary of Significant Accounting Policies, fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value.
We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2024 or 2023. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value as of March 31, 2024 and March 31, 2023.
The following tables present the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,539	$(542)	$650	$1,647
Total	$1,539	$(542)	$650	$1,647

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,415	$(485)	$633	$1,563
Total	$1,415	$(485)	$633	$1,563

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,426	$(437)	$321	$1,310
Total	$1,426	$(437)	$321	$1,310

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,201	$(296)	$563	$1,468
Level 3:
Contingent consideration (3)	600	—	—	600
Transfers out (3)	(600)	—	—	(600)
Subtotal	—	—	—	—
Total	$1,201	$(296)	$563	$1,468
(1) Included in prepaid expenses and other current assets on the Company’s balance sheets.
(2) Included in accrued payroll and related expenses on the Company’s balance sheets.
(3) As of March 31, 2023, the inputs related to determination of the balance of the earnout were resolved and the final balance due was all short-term and included in accrued liabilities on the Company's balance sheet. As of March 31, 2024, the balance had been paid in full.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, nor is it more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2024.
5. Income Taxes
The components of current and deferred federal and state income tax provision are as follows:

	Year Ended March 31,
	2024	2023
	(In thousands)
Income (loss) before income taxes	$3,463	$(14,720)
Current income tax provision:
Federal	149	—
State	89	50
Total current tax provision	238	50
Deferred income tax provision:
Federal	20	34
State	74	51
Total deferred tax provision	94	85
Provision for income taxes	332	135
Income (loss), net of taxes	$3,131	$(14,855)

The reconciliation of our income tax provision (benefit) to taxes computed at U.S. federal statutory rates is as follows:

	Year Ended March 31,
	2024	2023
	(In thousands)
Provision for (benefit from) income taxes at statutory rates	$727	$(3,091)
State income taxes net of federal benefit	195	(423)
Tax credits	(981)	(434)
Compensation charges	612	156
Change in valuation allowance	(271)	3,849
Other	50	78
Provision for income taxes	$332	$135
The components of deferred tax assets and liabilities are as follows:

	March 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating losses	$2,317	$5,962
Capitalized R&D	4,733	2,866
Credit carry-forwards	5,366	4,868
Deferred compensation and payroll	3,660	3,290
Bad debt allowance and other reserves	1,237	914
Property and equipment	860	729
Lease liabilities	2,203	—
Acquired intangibles	214	294
Other, net	547	518
Total deferred tax assets	21,137	19,441
Valuation allowance	(18,470)	(18,741)
Total deferred tax assets, net of valuation allowance	2,667	700
Deferred tax liabilities:
Goodwill	(1,294)	(1,122)
Right-of-use assets	(1,888)	—
Total deferred tax liabilities	(3,182)	(1,122)
Net deferred tax liabilities	$(515)	$(422)
At March 31, 2024, we had $4.2 million in federal research credits that begin to expire in 2031 and $1.3 million in state tax credits that began to expire in 2024. We had $7.9 million of federal net operating loss carryforwards at March 31, 2024 that do not expire as a result of recent tax law changes. We also had $10.0 million of state net operating loss carryforwards at March 31, 2024 that begin to expire in 2031.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss, we considered it appropriate to maintain valuation allowances of $18.5 million and $18.7 million against our deferred tax assets at March 31, 2024 and 2023, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Unrecognized Tax Benefits
As of March 31, 2024 and 2023, our gross unrecognized tax benefits were approximately $1.5 million and $1.3 million, respectively, of which approximately $1.5 million and $1.2 million, respectively, are netted against certain noncurrent deferred tax assets. The amounts that would affect our effective tax rate if recognized are approximately $1.4 million and $1.2 million, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended March 31,
	2024	2023
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$1,284	$1,198
Increases for tax positions taken in prior years	81	22
Decreases for tax positions taken in prior years	(12)	(36)
Increases for tax positions taken in the current year	196	116
Lapse in statute of limitations	(27)	(16)
Gross unrecognized tax benefits	$1,522	$1,284
We do not anticipate a significant change in gross unrecognized tax benefits within the next twelve months. We are subject to taxation in the U.S. and various state tax jurisdictions. We are subject to U.S. federal tax examination for fiscal tax years ended March 31, 2021 or later, and state and local income tax examination for fiscal tax years ended March 31, 2020 or later. However, if net operating loss carryforwards that originated in earlier tax years are utilized in the future, the amount of such NOLs from such earlier years remain subject to review by tax authorities.
6. Commitments and Contingencies
Litigation and Other Contingencies
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in disputes, proceedings, or litigation relating to claims arising out of its operations in the normal course of business, such as intellectual property infringement and contractual matters. While the Company cannot accurately predict the outcome of any such disputes, proceedings, or litigation, including the matter below, the Company is not a party to any legal dispute, proceedings, or litigations, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s business, results of operations, financial position or cash flows.
The Company agreed to accept a $1.0 million return of inventory sold by the Company during Fiscal 2023, at the request of a prime contractor and related to a project that has been delayed. The Company is a subcontractor to the prime contractor on the delayed project, and there currently are no known issues with the product, nor is there currently any contention that there are issues with the product. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023, to accept the inventory return. For the year ended March 31, 2024, we recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in accrued liabilities representing the sale value of the inventory and $0.8 million in prepaid expenses and other current assets representing the estimated value of the inventory to be returned in the future. The inventory was returned, and the accrued liability was paid. As of March 31, 2024, there were no outstanding contingencies related to this inventory.
7. Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2030. Certain lease agreements contain renewal options from 1 year to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

The table below presents lease-related assets and liabilities recorded on the balance sheet as follows (in thousands):

	Classification	March 31, 2024	March 31, 2023
Assets
Operating lease right-of-use-assets	Right-of-use assets	$7,237	$8,345
Total operating lease right-of-use-assets		$7,237	$8,345

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$2,233	2,339
Operating lease liabilities (long-term)	Lease liabilities	6,210	7,641
Total operating lease liabilities		$8,443	$9,980
Lease Costs
For each of Fiscal 2024 and Fiscal 2023, lease costs totaled $2.6 million.
Supplemental Information
The table below presents supplemental information related to operating leases during the fiscal year ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
	(Dollars in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$2,727	$1,755
Right-of-use assets obtained in exchange for new operating lease liabilities	$997	$313
Weighted average remaining lease term	3.7	3.9
Weighted average discount rate	5.0%	4.8%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the balance sheet as of March 31, 2024 (in thousands):

Fiscal Year Ending March 31,	Operating Leases
2025	$2,588
2026	2,404
2027	2,467
2028	1,415
2029	260
Thereafter	174
Total lease payments	9,308
Less imputed interest	(865)
Present value of future lease payments	8,443
Less current obligations under leases	(2,233)
Long-term lease obligations	$6,210

8. Stockholders’ Equity
Preferred Stock
Our certificate of incorporation provides for the issuance of up to 2,000,000 shares of preferred stock. Our Board of Directors is authorized to issue from time to time such authorized but unissued shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series, including the dividend, conversion, voting, redemption and liquidation rights. As of March 31, 2024 and 2023, there were no outstanding shares of preferred stock, and we do not currently have plans to issue any shares of preferred stock.
Common Stock Reserved for Future Issuance
The following summarizes common stock reserved for future issuance at March 31, 2024:

Number of Shares
(In thousands)
Stock options outstanding	5,858
Restricted stock units outstanding	793
Performance stock units outstanding	117
Authorized for future grant under stock incentive plan	1,598
Total common stock reserved for future issuance at March 31, 2024	8,366
9. Employee Benefit Plans
Stock Incentive Plans
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan (the “2007 Plan”) and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Each of these plans allows for the issuance of stock options, stock appreciation rights, restricted stock (“RSUs”), performance-based restricted stock units (“PSUs”), cash incentive awards and other stock-based awards to our employees, officers, consultants and directors at exercise prices which are equal to or greater than the market value of our common stock on the date of grant. Options expire no more than ten years after the date of grant and generally vest at the rate of 25% on each of the first 4 years anniversaries of the grant date. Stock appreciation rights, RSUs, and other stock-based awards are based on the value of our common stock. New shares are issued to satisfy option exercises and shares issuance under the plans although we may only grant future awards from the 2016 Plan.
In September 2007, our stockholders approved the 2007 Plan. In September 2009, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 1,650,000 shares. In September 2012, our stockholders approved an amendment to increase the number of shares of our common stock authorized and reserved for issuance under the 2007 Plan by 800,000 shares to a total of 2,450,000 shares. In October 2014, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,500,000 shares to a total of 3,950,000 shares. In September 2015, our stockholders approved an amendment of the 2007 Plan to increase the number of shares of common stock authorized for issuance under the 2007 Plan by an additional 1,000,000 shares to a total of 4,950,000 shares.
In December 2016, our stockholders approved the 2016 Plan. In September 2021, our stockholders approved an amendment of the 2016 Plan to increase the number of shares of common stock authorized for issuance under the 2016 Plan by an additional 3,360,000 shares to a total of 9,263,602 shares.
At March 31, 2024, there were approximately 1.6 million shares of common stock available for future grant under the 2016 Plan. Total stock options vested and expected to vest were approximately 5.9 million as of March 31, 2024.

Stock Options
A summary of activity in the Omnibus Incentive Plans with respect to our stock options for Fiscal 2024 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2023	6,287	$4.11
Granted	475	4.13
Exercised	(173)	3.03
Forfeited	(417)	4.04
Expired	(314)	4.77
Options outstanding at March 31, 2024	5,858	4.11	5.5	$5,410
Options vested and exercisable at March 31, 2024	4,268	4.16	4.4	$3,879
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
A summary of activity with respect to our RSUs for Fiscal 2024 is as follows:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
RSUs outstanding at March 31, 2023	497	$3.05
Granted	460	4.35
Vested and released	(118)	3.85
Forfeited	(46)	4.12
RSUs outstanding at March 31, 2024	793	4.18
Performance Stock Units
The Company approves a “target” number of PSUs for our executive officers with performance and service-based vesting conditions. The actual number of units that ultimately vest will range from 0% to 200% of the original units awarded based on level of achievement. Between 0% and 160% of the PSUs will be eligible to vest based on average annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between .75x-1.25x based on the Company’s total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the “target” number of PSUs. The PSUs are amortized over a service period of 3 years. We estimated the value and the derived service period of the PSUs using the Monte-Carlo simulation model.
In accordance with ASC 718 - Compensation – Stock Compensation, grant date is a date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. For PSU awards with performance conditions to be established by the Compensation Committee at a future date, the grant date does not occur until the vesting conditions are established and communicated to the employees.

The following table summarizes the details of the performance stock units:

	# of Shares	Weighted Average Price Per Share
	(In thousands)
PSUs outstanding at March 31, 2023	83	$4.45
Granted	119	4.57
Vested	(43)	5.59
Forfeited	(42)	5.46
PSUs outstanding at March 31, 2024	117	4.75
Stock-Based Compensation
The following table presents stock-based compensation expense that is included in each functional line item in our statements of operations:

	Year Ended March 31,
	2024	2023
	(In thousands)
Cost of revenues	$315	$352
General and administrative	1,596	1,626
Sales and marketing	579	477
Research and development expense	475	435
Total stock-based compensation	$2,965	$2,890
At March 31, 2024, there was approximately $2.9 million, $1.7 million and $0.2 million of unrecognized compensation expense related to unvested stock options, RSUs, and PSUs respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.5 years for stock options, 1.8 years for RSUs and 1.8 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
The grant date fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2024	2023
Expected life—years	6.3	7.5
Risk-free interest rate	4.2%	3.6%
Expected volatility of common stock	52%	51%
Dividend yield	0%	0%
Expected Life: The Company’s expected life represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected life is based on expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options to derive employee behavioral patterns used to forecast expected exercise patterns.
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
A summary of certain fair value and intrinsic value information pertaining to our stock options is as follows:

	Year Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$2.34	$1.67
Intrinsic value of options exercised	$254	$141
Employee Incentive Programs
Under the terms of a Profit Sharing Plan, we may contribute to a trust fund such amounts as determined annually by the Board of Directors. No contributions were made during the fiscal years ended March 31, 2024 and 2023.
We sponsor a defined contribution 401(k) plan (the “401(k) Plan”), adopted in 1990, under which eligible employees voluntarily contribute to the plan, up to IRS maximums, through payroll deductions. We match up to 50% of contributions, up to a stated limit, with all matching contributions being fully vested after one month of service. Our matching contributions under the 401(k) Plan were approximately $2.0 million and $1.8 million for Fiscal 2024 and Fiscal 2023, respectively.
Other Stock-Based Compensation Plans
Beginning January 1, 2018, the Company adopted an ESPP which allows employees to withhold a percentage of their base compensation to purchase the Company’s common stock at 95% of the lower of the fair market price at the beginning of the offering period and on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may elect to contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. During Fiscal 2024 and Fiscal 2023, 173,273 and 180,000 shares, respectively, were purchased.
As of March 31, 2024 and 2023, approximately $0.1 million of cash was restricted for the purchase of shares under the ESPP and is recorded as restricted cash in the accompanying balance sheets.
Deferred Compensation Plan
Effective October 1, 2020, the Company adopted the Iteris, Inc. Non-Qualified Deferred Compensation Plan (the “DC Plan”). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible key employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of non-employee members of our Board of Directors. Key employees, including our executive officers and our non-employee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials, are eligible to participate in the DC Plan. Under the DC Plan, we will provide participants with the opportunity to make annual elections to defer a percentage of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of equity awards are credited to a bookkeeping account established in the name of the participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the equity award subject to the election. The Company established a rabbi trust to finance our obligations under the DC Plan with corporate-owned life insurance policies on participants regardless of employment status, and the assets held within this trust are subject to the claims of the Company’s creditors.
As of March 31, 2024, the amount invested under the DC Plan totaled approximately $1.6 million and is classified as trading securities, which are recorded at fair market value with changes recorded as adjustments to other income. This amount is included in prepaid expenses and other current assets on the balance sheets.
As of March 31, 2024, the vested amounts under the DC Plan totaled $1.6 million and are included in accrued payroll and related expenses on the balance sheets. Changes in the deferred compensation plan liabilities are recorded as an adjustment to compensation expense.

As of March 31, 2024, 147,991 equity awards were deferred and held in the rabbi trust. The shares deferred and held in the rabbi trust are classified as treasury stock, and the liability to participating employees is classified as deferred compensation obligations in the stockholders’ equity section of the balance sheets. The number of shares needed to settle the liability for deferred compensation obligations will be included in the denominator in both the basic and diluted earnings per share calculations.
10. Stock Repurchase Program
On May 12, 2022, the Board of Directors terminated the 2012 stock repurchase program and approved a new plan for the Company to acquire up to $10 million of our outstanding common stock for an unspecified length of time (the “2022 Stock Repurchase Program”). Under the 2022 Stock Repurchase Program, we may repurchase shares from time to time in the open market and in privately negotiated transactions and block trades, and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the 2022 Stock Repurchase Program at any time without prior notice. During the fiscal year ended March 31, 2024, we repurchased 39,861 shares, for an aggregate price of approximately $0.2 million, at an average price of $4.54 per share. From the inception of the 2022 Stock Repurchase Program through March 31, 2024, we repurchased approximately 339,861 shares of our common stock for an aggregate price of approximately $1.1 million, at an average price per share of $3.14. As of March 31, 2024, these repurchased shares had been retired and resumed their status as authorized and unissued shares of our common stock. As of March 31, 2024 approximately $8.9 million remained available for the repurchase of our common stock under our 2022 Stock Repurchase Program.
11. Business Segments, Significant Customer and Geographic Information
Business Segments
The Company’s Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, reviews the Company’s results on a consolidated basis and our financial results are presented under a single reportable segment in order to provide the most accurate representation of the Company’s performance.
Significant Customer and Geographic Information
No individual customer or government agency had a receivable balance greater than 10% of our total trade accounts receivable balances as of March 31, 2024 and 2023. The Company had no long-lived assets located outside the U.S. as of March 31, 2024 and 2023.
The Company had de minimis revenues, derived from shipments to, or contract, service and other revenues, from external customers located outside the U.S. for the years ended March 31, 2024 and 2023.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.
(b) Changes in internal control
There was no significant change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of Fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
(d) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2024.
The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Iteris, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Iteris, Inc. (the “Company”) as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended March 31, 2024, of the Company and our report dated June 13, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Costa Mesa, CA
June 13, 2024

ITEM 9B.    OTHER INFORMATION
(a)    None.
(b)    During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, and none of the Company’s directors or officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended), except that Joe Bergera terminated the Rule 10b5-1 trading arrangement he had previously adopted as disclosed in our Form 10-Q for the quarter ended December 31, 2023.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be either (i) included in an amendment to this Annual Report on Form 10-K (“Form 10-K Amendment”) or (ii) incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) under the headings “Executive Compensation and Other Information—Executive Officers,” “Election of Directors,” “Corporate Governance, Board Meetings and Committees,” and “Delinquent Section 16(a) Reports.”
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be either (i) included in a Form 10-K Amendment or (ii) incorporated by reference to our 2024 Proxy Statement under the heading “Executive Compensation and Other Information” and “Election of Directors.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be either (i) included in a Form 10-K Amendment or (ii) incorporated by reference to our 2024 Proxy Statement under the heading “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be either (i) included in a Form 10-K Amendment or (ii) incorporated by reference to our 2024 Proxy Statement under the heading “Corporate Governance, Board Meetings and Committees” and “Additional Matters—Transactions with Related Persons.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be either (i) included in a Form 10-K Amendment or (ii) incorporated by reference to our 2024 Proxy Statement under the heading “Matters Related to Independent Registered Public Accounting Firm.”

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
1.Financial Statements.
Our financial statements are listed in the “Index to Financial Statements” under Part II, Item 8, of this Annual Report.
2.Financial Statement Schedules.
All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our financial statements or the notes thereto.
3.Exhibits.
The following table sets forth the exhibits either filed herewith or incorporated herein by reference:
Exhibit Index

Exhibit Number		Description	Reference
2.1	†	Asset Purchase Agreement, dated May 2, 2020, by and among Iteris, Inc., ClearAg, Inc., and DTN, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2020

3.1		Restated Certificate of Incorporation of Iteris, Inc. as filed with the Delaware Secretary of State on October 12, 2018	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 15, 2018

3.2		Restated Bylaws of the Registrant, as amended through August 6, 2018	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the SEC on August 7, 2018

4.1		Specimen common stock certificate	Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08762), as filed with the SEC on December 8, 2004

4.2		Description of Iteris, Inc. Securities Registered under Section 12 of the Exchange Act	Filed herewith

10.1	†	Asset Purchase Agreement dated December 6, 2020, by and between Iteris, Inc. and TrafficCast International, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.2	*	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3		Office Lease Agreement, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.4		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris, Inc.	Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014

Exhibit Number		Description	Reference
10.5
Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris, Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.
Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.6		Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 6, 2019

10.7		Fourth Amendment to Lease, dated May 17, 2021, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 1, 2021

10.8	*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

10.9	*	2007 Omnibus Incentive Plan (Amended and Restated as of July 2015)	Appendix A to the registrant’s Definitive Proxy Statement as filed with the SEC on July 29, 2015

10.10	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.11	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.12	*	Amended and Restated Iteris, Inc. 2016 Omnibus Incentive Plan	Exhibit 99.1 to registrant's Registration Statement on Form S-8 (File No. 333-228210) as filed with the SEC on November 6, 2018

10.13	*	Form of Performance Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.14	*	Revised Form of Restricted Stock Unit Issuance for use with 2016 Omnibus Incentive Plan	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.15	*	Revised Form of Form of Notice of Grant of Stock Option and Form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.16	*	Employment Agreement dated September 8, 2015, between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.17	*	Iteris, Inc. Amended and Restated Executive Severance Plan	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.18	*	Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.19	*	Form of Restricted Stock Unit Issuance Agreement for use with the Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.20	*	2016 Omnibus Incentive Plan (Amended and Restated effective September 9, 2021)	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 9, 2021

Exhibit Number		Description	Reference
10.21	*	Employment Agreement, dated January 30, 2023, between Iteris, Inc. and Kerry Shiba	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 2, 2023

23		Consent of Independent Registered Public Accounting Firm, dated June 13, 2024	Filed herewith

24		Power of Attorney	Filed herewith (included on the Signature page)

31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97		Incentive Compensation Clawback Policy	Filed herewith

101.INS		Inline XBRL Instance Document	Filed herewith

101.SCH		Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF		Inline XBRL Taxonomy Definition Presentation Linkbase Document	Filed herewith

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
______________________________________

†    Certain confidential portions and/or the schedules and attachments to this exhibit have been omitted from this filing pursuant to a confidential treatment request filed with the SEC, or Item 601(a)(5) or 601(b)(10)of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.
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

Dated: June 13, 2024	ITERIS, INC. (Registrant)

	By	/s/ JOE BERGERA
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE BERGERA	Director, President and Chief Executive Officer (Principal Executive Officer)	June 13, 2024
Joe Bergera

/s/ KERRY A. SHIBA	Senior Vice President and Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting officer)	June 13, 2024
Kerry A. Shiba

/s/ THOMAS L. THOMAS	Chair of the Board	June 13, 2024
Thomas L. Thomas

/s/ GARY HALL	Director	June 13, 2024
Gary Hall

/s/ GERARD M. MOONEY	Director	June 13, 2024
Gerard M. Mooney

/s/ LAURA L. SIEGAL	Director	June 13, 2024
Laura L. Siegal

/s/ KIMBERLY VALENTINE-POSKA	Director	June 13, 2024
Kimberly Valentine-Poska

/s/ DENNIS W. ZANK	Director	June 13, 2024
Dennis W. Zank