Form 10-K/A
period 2024-03-31
ITERIS, INC.
filed 2024-07-29
CIK 350868

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

Audit Firm ID	Auditor Name	Auditor Location
PCAOB ID No. 34	Deloitte & Touche LLP	Costa Mesa, CA

EXPLANATORY NOTE

On June 13, 2024, Iteris, Inc. filed its Annual Report on Form 10-K (the “Original Form 10-K”) for the fiscal year ended March 31, 2024 (“Fiscal 2024”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

Our definitive proxy statement for the 2024 annual meeting of stockholders will not be filed within 120 days of the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because this Amendment does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

ITERIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2024

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Background and Qualifications

The names of the members of our board of directors, their respective ages, their positions with the Company, and other biographical information as of July 29, 2024 are set forth below.

Name	Age	Current Position(s) with Iteris
J. Joseph (“Joe”) Bergera	60	Chief Executive Officer, President and Director
Gary Hall	57	Director
Gerard M. Mooney	70	Director
Laura L. Siegal	61	Director
Thomas L. Thomas	75	Chairman of the Board
Kimberly L. Valentine-Poska	58	Director
Dennis W. Zank	69	Director

J. Joseph (“Joe”) Bergera has served as our director, President and Chief Executive Officer since September 2015. Prior to joining Iteris, Mr. Bergera worked for Roper Technologies, Inc. (formerly Roper Industries, Inc.), a diversified industrial technology company, concurrently serving as Group Vice President, Software, overseeing a portfolio of software entities from September 2011 to September 2015, and as President of iTradeNetwork, a Roper subsidiary, from August 2013 to September 2015. Earlier, Mr. Bergera worked as Executive Vice President and General Manager, Tax Solutions at CCH Wolters Kluwer from March 2011 to September 2011. From June 2004 to March 2011, he also served in senior executive positions with Sage Software, most recently as Executive Vice President and General Manager, where he managed the Company’s worldwide portfolio of customer relationship management (CRM) software products and was recognized for his leadership in technology innovation. Previous experience included working at InfoVista, a software company, as Senior Vice President, Worldwide Marketing, Astrolink (acquired by Liberty Media), a start-up communications platform, as Senior Vice President, Worldwide Marketing, and MicroStrategy, a publicly held business intelligence platform, as Director, Vertical and Channel Marketing. Mr. Bergera began his career at American Management Systems (acquired by CGI, Inc.), an information technology and business consulting services firm, where he was a Principal in the firm’s technology consulting practice. Since June 2022, Mr. Bergera has served as a member of the board of directors for the Intelligent Transportation Society of America. Educational experience includes receiving a B.A., Government from Colby College in 1986 and both an M.B.A. from the Booth School of Business at the University of Chicago and an A.M. from the Harris School of Public Policy at the University of Chicago in 1992.

The Board believes that Mr. Bergera’s over 30 years of leadership experience in global technology companies, where he has led a range of strategic, product, and commercial activities to enhance enterprise value and operating performance, qualifies him to serve as a director.

Gary Hall has served as a director of Iteris since July 2023. Mr. Hall is currently a Partner and President of Infrastructure & Public Finance at Siebert Williams Shank & Co., LLC (“Siebert”), one of the nation’s largest minority-owned investment banks. Mr. Hall is a Principal and member of the Investment Committee for Clear Vision Fund, Siebert’s impact investment fund. Mr. Hall is currently also Partner at American Triple I Partners (“Triple I”), an infrastructure private equity firm that focuses on transportation, energy, knowledge and information systems, and smart city investments. Before joining Siebert in June 2013 and Triple I in February 2019, Mr. Hall was an investment banker with JPMorgan Securities LLC from April 2001 to June 2013, where Mr. Hall assisted state and local governments with accessing funding for capital improvements and/or refinancing existing debt portfolios. Mr. Hall also worked in the Mergers & Acquisitions Group of Banc One Capital Markets, Inc. assisting both middle-market companies and financial sponsor firms with strategic alternatives, including dispositions, acquisitions and capital raises. Prior to that, Mr. Hall was appointed a White House Fellowship and served as a Special Advisor to the Under Secretary of the Treasury for Domestic Finance in the U.S. Department of Treasury. He was also a corporate finance attorney with Gardner, Carton and Douglas (now Faegre Drinker), where he represented and counseled institutional and entrepreneurial clients on securities, mergers, acquisitions and complex commercial transactions. Before his career in law, he worked in the Office of the Mayor for the City of Chicago, including posts with the City’s Office of Budget and Management. Mr. Hall has served on the Board of Directors of the Securities Industry and Financial Markets Association (“SIFMA”) since November 2020, the Bay Area Council (Executive Committee) since July 2018, and as a Trustee for the National Recreation Foundation since May 2020 and the California Academy of Sciences since August 2022. Mr. Hall also has served on the Financial Industry Regulatory Authority’s (FINRA) Fixed Income Advisory Committee since May 2021, the Milken Institute’s Public Finance Advisory Board (Executive Committee) since January 2021, and the National Association of State Treasurers’ (NAST) Corporate Affiliate Board since December 2022. From October 2014 to September 2019, Mr. Hall served on the Municipal Securities Rulemaking Board (MSRB), the self-regulatory organization that safeguards the $4 trillion municipal securities industry. He served as chairman of the MSRB from October 2018 to September 2019. Mr. Hall received a B.B.A. in Finance from Howard University and J.D. from the University of Notre Dame.

The Board believes that Mr. Hall’s public service, financial experience, legal expertise, and infrastructure and capital markets understanding qualify him to serve as a director.

Gerard M. Mooney has served as a director since September 2013. Mr. Mooney worked for International Business Machines Corporation (“IBM”) for 14 years before retiring to focus on his board work, most recently serving as General Manager of IBM’s Worldwide Government & Education Industry Segments (2008 to 2011), head of its Global Smarter Cities business profit center (2011 to 2012), representing $10 billion of revenue, and Vice President Strategy for IBM’s Public Sector (2012 to 2014). In addition to the aforementioned roles, he served IBM as V.P. Corporate Strategy Emerging Businesses and V.P. of IBM’s Venture Capital Group where he directed worldwide responsibilities for this growth and innovation program and led business development strategies working with venture capital firms, in addition to overseeing M&A activity. In this role he was recognized with the designation of being one of IBM’s “300 Up & Comers.” Prior to IBM, Mr. Mooney worked for Hewlett-Packard (1994 to 2000) in various senior roles, including as General Manager of its Education Division, General Manager of its New Venture Program, Manager of its Bioscience Products, Manager of Business Development and Manager of Electroluminescent Technology. He previously served as president for a joint venture between Westinghouse and Tokyo Electric, which resulted in a successful sale to Hewlett-Packard. Mr. Mooney’s professional career started with Westinghouse Electric in Corporate Development. He also served as a Commissioned Officer in the U.S. Coast Guard for eleven years. He is a former member of the board of directors for the Intelligent Transportation Society of America. He has an M.B.A. from Yale University, M.S. in Accounting from Georgetown University and a B.A. in Philosophy from Mount Saint Mary’s College.

The Board believes that Mr. Mooney’s extensive financial and management experience, as well as his experience with emerging technologies, strategic initiatives, business development and operations within the technology, transportation and smart cities sectors qualify him to serve as a director.

Laura L. Siegal has served as a director of Iteris since May 2018. Since May 2022, Ms. Siegal has served as the Chief Financial Officer for Integrated Polymer Solutions, a private equity owned advanced materials and engineered components company serving the aerospace, defense, medical, semiconductor and robotics sectors. Previously she was a Partner and Chief Financial Officer for Acorn Growth Companies, a private equity firm investing in aerospace, defense and intelligence, from 2019 to 2022. From 2013 to 2019, Ms. Siegal served as Chief Financial Officer and a member of the board of directors for NEOTech, an electronics contract manufacturer, where she was responsible for developing and implementing a growth strategy that significantly increased revenue and diversified the company’s markets from aerospace and defense to medical, industrial and aerospace and defense and expanded their locations from primarily California to a global operation with facilities across North America and China. Previously, Ms. Siegal worked for thirteen years with publicly traded Kratos Defense and Security Solutions, and held a number of financial management positions, most recently serving as Vice President, Corporate Controller and Principal Accounting Officer. Ms. Siegal played a financial role helping the company to pivot from its core business as a wireless telecommunications service provider with a $200 million revenue base, into an $850 million products and services company providing command, control, communication, computer, intelligence, surveillance and reconnaissance products to government and commercial customers. Ms. Siegal has a B.A. degree in Economics from the University of California, San Diego and is licensed as a certified public accountant in California. She currently also serves on the board of Creation Technologies Ltd, a privately held global electronics manufacturing company serving the industrial technology, transportation, medical, and aerospace and defense markets.

The Board believes that Ms. Siegal’s 30 years of experience growing technology companies ranging up to $1 billion, leadership experience as Chief Financial Officer of three companies, and demonstrated success in acquisitions of over 30 public and private companies, debt restructurings, integration and rationalization of global operations, and developing and deploying strategic initiatives qualify her to serve as a director.

Thomas L. Thomas has served as a director of Iteris since 1999 and Chair of the Board since 2016. Mr. Thomas is the managing partner of T2 Partners LLC, a private management consulting and investment business, which he founded in January 2011. Previously, he served as a director of Accurate Group, Inc. from 2012 until 2021, which specializes in technology-driven appraisal management and title services. Prior to that, he served from 2009 until 2011 as Executive Chairman and Chief Executive Officer for Solifi (formerly, International Decision Systems), an asset management finance and portfolio management software company. For four years prior, Mr. Thomas was President and Chief Operating Officer for Global Exchange Services (GSX), a provider of business-to-business EDI and supply chain solutions, where he was responsible for global operations and P&L operating in 40 countries. From 2000 until 2004, Mr. Thomas served as Chairman, President and Chief Executive Officer for HAHT Commerce, an enterprise software company, which was sold to Francisco Partners. Previously, Mr. Thomas was President and CEO of Ajuba, Inc, and led the development of this middleware technology company, which was sold to Interwoven, Inc. From 1998 to 2000, he was Chairman, President and Chief Executive Officer for Vantive Corporation, an enterprise software company, specializing in the development of customer relationship management (CRM), data analytic and sales force automation, where he led the successful sale of the company to PeopleSoft. Prior to that, Mr. Thomas worked for five years with 3Com Corporation, a global technology organization later acquired by Hewlett-Packard, as their first Senior Vice President and Chief Information Officer, where he led the development and installation of a global operating system integrating numerous global acquisitions, substantially enhancing shareholder value. He was also Senior Vice President of e-Business, where he led the development of the 3Com global e-business model and business unit, substantially growing its revenue. Mr. Thomas worked for Michael Dell at Dell Computer Corporation from 1993 until 1995 and was hired as their first Chief Information Officer, where he led the establishment of their scalable global order management, manufacturing and supply chain systems. From 1987 until 1993, Mr. Thomas was Vice President, Information Systems for Kraft Foodservice, a division of Kraft General Foods, one of the largest food companies in the U.S. From 1981 until 1987, Mr. Thomas was VP, MIS for Sara Lee Corporation. He began his career in 1969 with Humana, Inc. where he reached the role of Director, MIS. Mr. Thomas holds a B.S. in Commerce and Doctor of Humane letters degree from Bellarmine University, where he is the Chair Emeritus and has served as a member of the board of trustees since 2000.

The Board believes that Mr. Thomas' extensive industry and Company experience, along with his financial and governance expertise, qualify him to serve as a director.

Kimberly Valentine-Poska has served as a director of Iteris since July 2023. Currently, she serves as Managing Director for Global Capital Markets, Inc., a global middle-market investment bank. She joined the firm in 2017 when she was hired to establish and run the company’s Technology and Healthcare Practices for North America. From 2003 to 2016, Ms. Valentine-Poska was Partner and Founder of Valentine Properties, working with investors in the areas of real estate investment and financial services. Previously, Ms. Valentine-Poska worked for Deloitte & Touche LLP (“Deloitte”) from 1998 to 2003, where she served as a Partner and managed the Investment Banking Group in Los Angeles and Orange County, advising technology, software, and real estate companies on mergers and acquisitions, IPOs, and debt and equity financing. Prior to Deloitte, Ms. Valentine-Poska founded her own financial advisory firm, focused on technology and real estate, which she successfully sold after four years. In 2023, Ms. Valentine-Poska was recognized nationally by Opus Connect as one of the “Top 25 Women in M&A”. Currently, she serves on the Board of Directors of Empire Valuation Consultants, Inc., a New-York-based independent valuation firm, as well as the Advisory Board at the Carl R. Woese Institute for Genomic Biology, an interdisciplinary facility for genomics research at the University of Illinois at Urbana-Champaign. Additionally, Ms. Valentine-Poska has served on various nonprofit boards and holds a certificate in cyber risk governance. Ms. Valentine-Poska has an M.B.A. from Harvard Business School and a B.S. from the University of Southern California, where she graduated summa cum laude and Valedictorian.

The Board believes that Ms. Valentine-Poska’s 30 years of experience in investment banking, mergers & acquisitions, and financial services, and extensive experience advising technology and software companies, qualifies her to serve as a director.

Dennis W. Zank has served as director of Iteris since January 2020. He possesses 45 years of experience in financial services, working for Raymond James Financial, Inc. (“Raymond James”). He most recently held the role of Chief Operating Officer (2012 to 2018), where he played a key role directing Raymond James to its prominent industry position. His immediate prior role was President of Raymond James & Associates (2002 to 2012), the parent company’s largest revenue segment. He joined the organization in 1978 and rose up the ranks to serve in multiple leadership positions including finance, treasury, operations, regulatory, sales, M&A, and strategy development during the company’s growth from $15 million in revenue to $12 billion in revenue. Mr. Zank currently serves in a financial advisory role at Raymond James and he has also served on multiple committees and sub-committees at Raymond James during his tenure. Mr. Zank has also served as a former Board member of the Options Clearing Corporation (2000 to 2006) and the National Securities Clearing Corporation (1994 to 1997). He holds an M.B.A. from the University of Tampa and a B.S. in accounting from the University of South Florida.

The Board believes that Mr. Zank’s extensive management, financial, capital markets and industry experience, and his comprehensive understanding of the organization, qualify him to serve as a director.

Board Committees

We currently have three standing committees of the Board, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance (“NCG”) Committee. The following table provides membership information of our directors on each committee of our board of directors as of July 29, 2024.

Name	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
J. Joseph (“Joe”) Bergera
Gary Hall (1)
Gerard M. Mooney (2)(3)
Laura L. Siegal
Thomas L. Thomas (4)
Kimberly L. Valentine-Poska (2)
Dennis W. Zank

Committee Chair	Committee Member

(1)	Effective August 1, 2024, Mr. Hall will join the NCG Committee.
(2)	Effective August 1, 2024, Ms. Valentine-Poska will join the Audit Committee, replacing Mr. Mooney.
(3)	Effective August 1, 2024, Mr. Mooney will join the Compensation Committee.
(4)	Our bylaws provide that our Chair of the Board is also an ex-officio member of each of our Board committees.

The Board has determined that each current member of the Audit Committee, as well as Ms. Valentine-Poska who will join the Audit Committee effective August 1, 2024, is “independent” under the standards established by both SEC regulation and the Nasdaq Stock Market (“Nasdaq”) Listing Rules regarding audit committee members. The Board has identified Mr. Zank as the member of the Audit Committee who qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of an audit committee.

Executive Officers

The names of the members of our executive officers, their respective ages, their positions with the Company, and other biographical information as of July 29, 2024 are set forth below. The biography of Mr. Bergera appears above under “Board of Directors”.

Name	Age	Current Position(s) with Iteris
J. Joseph (“Joe”) Bergera	60	Chief Executive Officer, President and Director
Kerry A. Shiba	69	Senior Vice President and Chief Financial Officer, Treasurer, and Secretary
Todd Kreter	64	Senior Vice President and Chief Technology Officer
William M. Cousins	53	Senior Vice President and Chief Product Officer

Kerry A. Shiba has served as Senior Vice President and Chief Financial Officer, Treasurer, and Secretary since he joined Iteris on February 3, 2023. Mr. Shiba has over 40 years of experience leading finance and accounting organizations for large-scale manufacturers and distributors. He has also played key roles in guiding strategy, including business acquisitions and divestitures, market focus and operating efficiency. Most recently, he served as Chief Financial Officer for Romeo Power, Inc. (NYSE: RMO) (“Romeo”), until a successful sale of the company to Romeo’s largest customer in August 2022. Romeo was a leading independent designer and producer of battery modules and packs primarily used in commercial electric vehicles. Prior to joining Romeo, Mr. Shiba served as Executive Vice President and Chief Financial Officer of Wesco Aircraft Holdings, Inc. (NYSE: WAIR) (“Wesco”), a distributor and service provider of aircraft hardware and chemicals, from 2017 to 2021, until a successful sale of the company to Platinum Equity. Before joining Wesco, Mr. Shiba served as Executive Vice President, Chief Financial Officer and Secretary of Superior Industries International, Inc. (NYSE: SUP) (“Superior”), the second largest global manufacturer of aluminum wheels for the automotive industry, from 2010 to 2017. Prior to Superior, Mr. Shiba served as Senior Vice President, Chief Financial and Restructuring Officer and President of the Original Equipment Business Unit at Remy International, Inc., a leading manufacturer of rotating electrical components for the automotive industry, from 2006 to 2008. Earlier in his career, Mr. Shiba served in various roles within the finance and accounting organizations at Kaiser Aluminum Corporation (NASDAQ: KALU) (“Kaiser Aluminum”), a leading producer of fabricated aluminum products for aerospace, general engineering, automotive and custom industrial applications, from 1998 to 2006. Mr. Shiba’s tenure at Kaiser Aluminum included service as Vice President and Controller, Fabricated Products Group from 1998 to 2002; Vice President and Treasurer from 2002 to 2004; and Vice President and Chief Financial Officer from 2004 to 2006. Prior to joining Kaiser Aluminum, he served in various roles within the finance and accounting organization at The BF Goodrich Company (“Goodrich”) from 1981 to 1998, concluding his career at Goodrich as the Vice President and Controller of Specialty Chemicals. Mr. Shiba began his career at Ernst & Ernst, now Ernst & Young, L.L.P., where he served on the audit staff, and later as a consultant, from 1978 to 1981. Mr. Shiba holds a B.A. degree in Accounting and Political Science from Baldwin Wallace College.

Todd Kreter has served as our Senior Vice President and Chief Technology Officer since June 1, 2022. In this capacity, he is responsible for all aspects of development for our sensors, software, and ClearMobility Platform, including our smart sensors, software as a service portfolio and AI-powered cloud services. Prior to this role, Mr. Kreter held various leadership positions in our sensors line of business. Following a reorganization on April 1, 2021, Mr. Kreter assumed the title of Senior Vice President and General Manager, Advanced Sensors Technologies. From May 2014 to March 2021, he held the title of Senior Vice President and General Manager, Roadway Sensors. Mr. Kreter served as our Senior Vice President, Sensors Development and Operations from May 2009 to May 2014 and as Vice President of Engineering from November 2007 to May 2009. Prior to joining us, Mr. Kreter served in a number of executive positions at Quantum Corporation, most recently as the VP Global Services from 2004 to January 2007, where he managed the company’s worldwide customer service organization. Mr. Kreter holds a B.S. degree in Mechanical Engineering from California State University, Fullerton.

William M. Cousins has served as our Senior Vice President and Chief Product Officer since he joined Iteris in March 2022. In this role, he has a mandate to expand and manage our ClearMobility portfolio, including sensors, software and mobility data. Most recently, Mr. Cousins served as Vice President of Product Management at Zonar Systems, Inc. (“Zonar”), a wholly owned subsidiary of Continental AG (ETR: CON), a leader in smart fleet technology solutions. Upon joining Zonar in October 2018, Mr. Cousins was responsible for products, design, and automotive OEM solutions, and for shipping cutting-edge hardware devices to connect commercial vehicles to the cloud. Prior to joining Zonar, Mr. Cousins served in various roles within the product management organization of Nuance Communications, Inc. (NASDAQ: NUAN) (“Nuance”), a leading provider of conversational AI and cloud-based ambient clinical intelligence for healthcare providers, from 2012 to 2018, most recently serving as Senior Director Product Management. Nuance was acquired by Microsoft Corp in April 2021. Prior to Nuance, Mr. Cousins served as Executive Vice President of Product and Engineering of GridPoint, Inc., a leader in data-driven energy management and optimization solutions, from 2009 to 2012. Prior to that, Mr. Cousins served as Vice President Marketing and Product Management of Twisted Pair Solutions, a developer of unified group communications software for WAVE, a VoIP-based software application, from 2005 to 2009. Twisted Pair Solutions was acquired by Motorola Solutions, Inc. (NYSE: MSI) in January 2014. Prior to that, Mr. Cousins held roles at public companies, such as Microsoft Corp, AT&T Wireless (NYSE: T), and TeleCommunication Systems, Inc. (a subsidiary to Comtech Telecommunications Corp. (NASDAQ: CMTL)). Mr. Cousins holds a B.A. degree from the University of Arizona and an M.B.A. from the Thunderbird School of Global Management (now Arizona State University).

Code of Ethics and Business Conduct

Our Board has adopted a Code of Ethics and Business Conduct (“Code of Ethics”), which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The full text of our Code of Ethics is available under the “Corporate Governance” heading on the Investor Relations section of our website at www.iteris.com. We will also provide an electronic or paper copy of the Code of Ethics, free of charge, upon request made to our Corporate Secretary. If any substantive amendments are made to our Code of Ethics, or if any waiver (including any implicit waiver) of any provision of the Code of Ethics is granted that is required to be disclosed under the rules of the SEC, such amendment or waiver will be disclosed at the same location on our website, or, if required, in a current report on Form 8-K.

Our Code of Ethics empowers our directors, officers and employees to be responsible for carrying out and monitoring compliance to our Code of Ethics by reporting known or suspected illegal or unethical behavior without retaliation. Directors and officers are to report such behaviors to the Chair of our Audit Committee and employees (not directors or officers) are to report such behaviors to our Board of Directors or appropriate management representative. Complaints, concerns or questions pertaining to accounting, internal accounting controls or auditing matters, or financial fraud, securities fraud or other securities law violations are to be reported to our Board of Directors or to members of our Audit Committee. Additional methods to anonymously report these behaviors is provided in our Code of Ethics, which is staffed by a third-party company operating 24 hours a day, 7 days a week. We have a policy of non-retaliation and abide by federal and state laws providing legal protection to certain types of whistleblowers. We believe our Code of Ethics help foster an ethical workplace and culture of integrity as well as promote the high standards of ethical conduct we value.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Changes in Nominating Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board that were implemented since we last disclosed such procedures.

Delinquent Section 16(a) Reports

The members of our Board of Directors, our executive officers, and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon our review of the Section 16(a) reports in our records for Fiscal 2024 transactions in our common stock, we believe that during Fiscal 2024 and prior fiscal years our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except for Mr. Kreter, who filed a Form 4/A on April 25, 2024, reporting shares of common stock withheld on July 3, 2023 to cover the related tax liability due upon vesting of performance stock units previously granted to Mr. Kreter, which disposition was inadvertently omitted from the Form 4 otherwise timely filed by Mr. Kreter on July 6, 2023; and Mr. Cousins, who filed a Form 4 on April 25, 2024, reporting the vesting of restricted stock units and shares of common stock sold on March 21, 2024 to cover the related tax liability.

Trading Arrangements

Information regarding trading arrangements was included in the Original 10-K under Item 9B.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

Compensation of directors is determined by the Compensation Committee. The Compensation Committee has approved a compensation structure for nonemployee directors consisting of a cash retainer, an annual equity award and, for Board members serving on a committee, an additional cash retainer. Directors who are also employees of the Company are not compensated for their services as directors. To assist with the Compensation Committee’s review of the nonemployee Board member compensation in Fiscal 2024, the Compensation Committee engaged an independent compensation consultant, FW Cook, to perform a review of our nonemployee director compensation which includes an analysis of market trends and the appropriateness of the program with respect to our business characteristics.

Board and Committee Retainers

The current annual cash compensation for nonemployee directors for Fiscal 2024 consisted of the following:

Position	Annual Retainer ($)
Chair of the Board	80,000
Nonemployee Director (other than the Chair)	40,000

Additional current retainers for each nonemployee director who served on one or more Board committees in Fiscal 2024 were as follows:

Position	Annual Retainer ($)
Audit Committee
Chair	20,000
Member	10,000
Compensation Committee
Chair	15,000
Member	7,500
Nominating and Corporate Governance Committee
Chair	10,000
Member	5,000

All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of our Board and its committees, but they do not receive separate meeting fees.

Annual Equity Compensation

Nonemployee directors are also eligible to receive periodic grants of restricted stock units (“RSUs”) under the Company’s equity incentive plan then in effect. Each nonemployee director shall be granted an annual RSU award upon approval of the grant by the Compensation Committee as soon as reasonably practicable following the annual meeting of stockholders at which such director is re-elected. The current annual RSU grant to directors is worth approximately $80,000 based on the closing price of the Company’s common stock on the RSU grant date. Each RSU entitles the holder to receive one share of the Company’s common stock upon vesting of such unit. Each annual RSU generally vests on the date of the first annual stockholder meeting following the date of grant. If a nonemployee director joins the Board in between annual stockholder meetings, generally such director will receive an RSU for a pro rata portion of the annual grant, which typically vests in full on the date of the first annual stockholder meeting following the date of grant. As described further below, nonemployee directors may elect to receive their annual cash board retainer in equity, which is granted upfront at the annual meeting and vests annually.

2024 Director Compensation Table

The following table sets forth a summary of the compensation earned in Fiscal 2024 by each person who served as a nonemployee director during that year:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Gary Hall(3)	8,587	120,000	128,587
Gerard M. Mooney	60,000	80,000	140,000
Laura L. Siegal(3)	37,500	120,000	157,500
Thomas L. Thomas	100,000	80,000	180,000
Kimberly L. Valentine-Poska	28,587	80,000	108,587
Dennis W. Zank	67,500	80,000	147,500

(1)	Represents cash amounts earned by the directors based on the arrangements described above.
(2)	The dollar amounts shown represent the grant date fair value of RSUs granted in Fiscal 2024 determined in accordance with ASC 718. For a discussion of valuation assumptions used in the calculations, see Note 9 of Notes to Consolidated Financial Statements, included in Part II, Item 8 in the Company's Annual Report on Form 10-K for Fiscal 2024. See also our discussion of stock-based compensation in Note 1 to the Financial Statements in Part II, Item 8 in the Company's Annual Report on Form 10-K for Fiscal 2024. In addition to the units described in footnote 3 below, for each director, the number of RSUs was determined by dividing $80,000 by $4.59, the closing sales price of the Company’s common stock on the grant date, September 7, 2023. At the end of Fiscal 2024, the above-listed directors held no stock options. In relation to the annual equity compensation, at the end of Fiscal 2024, the above listed directors held RSUs for the following number of shares of common stock: Mr. Hall — 26,144; Mr. Mooney — 17,429; Ms. Siegal — 26,144; Mr. Thomas — 17,429; Ms. Valentine-Poska — 17,429, and Mr. Zank — 17,429.
(3)	In September 2023 Mr. Hall and Ms. Siegal elected to receive the second half of their Fiscal 2024 and the first half of their Fiscal 2025 annual cash retainer, as described below, in common stock in-lieu of cash, a value of $40,000. This brought their total stock award granted during Fiscal 2024 to $120,000, which is scheduled to vest at the earlier of the next annual stockholder meeting or September 7, 2024. The number of additional RSUs was determined by dividing $40,000 by $4.59, the closing sales price of the Company's common stock on the grant date, September 7, 2023. Mr. Hall and Ms. Siegal held RSUs for an additional 8,715 share of common stock each due to this election.

Director and Management Stock Ownership Guidelines

Pursuant to stock ownership guidelines originally adopted by the Board in February 2016 and amended in March 2023, each nonemployee director is required to own shares of the Company’s common stock having a value equal to or greater than five times the annual cash Board retainer, which is currently set at $40,000 per year. The revised guidelines require each nonemployee director to retain 100% of their equity compensation until the threshold is met and thereafter maintain such ownership at or above the threshold, which replaces the prior five-year time period to achieve compliance. The revised guidelines also give nonemployee directors the option to receive their annual cash board retainer in equity, which would be granted upfront at the annual meeting and vests annually.

Effective September 2020, the Company adopted additional stock ownership guidelines to align the interests of management with those of stockholders of the company. Under these guidelines, the Chief Executive Officer will be expected to own common stock of the Company having a value equal to or greater than three times his or her base salary and the other executive officers are expected to own common stock of the Company having a value equal to or greater than one times his or her base salary. Each executive has the goal of meeting this threshold by the later of (i) September 2025 and (ii) the fifth anniversary of his or her first employment as an executive officer.

All shares of Company capital stock held by the director or executive officer, his or her related trusts and immediate family members, and shares underlying restricted stock units or performance stock units (subject to repurchase or forfeiture restrictions that will lapse based solely on continued employment and/or the passage of time) shall be included in the calculations.

As of March 31, 2024, our most recent fiscal year end, each of our nonemployee directors and executive officers were in compliance with our stock ownership guidelines or had additional time under the terms of the stock ownership guidelines within which to fulfill the requirement.

Deferred Compensation Plan

Effective October 1, 2020, the Company adopted the Iteris, Inc. Non-Qualified Deferred Compensation Plan (the “DC Plan”). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible key employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act, or ERISA, and one for the benefit of nonemployee members of our Board. Under the DC Plan, our nonemployee directors may elect to defer up to 100% of any RSU awards and up to 100% of their cash compensation for service as a director. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. For a description of the terms of the DC Plan, see “Executive Compensation and Other Information — Non-Qualified Deferred Compensation for Fiscal 2024” herein.

Executive Compensation and Other Information

The following is a summary of the compensation policies, plans and arrangements for our executive officers. This summary should be read in conjunction with the Summary Compensation Table and related disclosures set forth below. We are eligible to, and in some areas have chosen to, comply with the executive compensation disclosure rules applicable to a “smaller reporting company,” as defined in the applicable SEC rules, but we have voluntarily included additional disclosure to help our stockholders understand our executive compensation program. This section discusses the principles underlying our compensation policies for the officers named in the “Summary Compensation Table” below. We refer to these individuals as our “named executive officers” or “NEOs” for Fiscal 2024:

Name	Capacities in Which Served
Joe Bergera	President, Chief Executive Officer, and Director
Kerry A. Shiba	Senior Vice President and Chief Financial Officer, Treasurer, and Secretary
Todd Kreter	Senior Vice President and Chief Technology Officer
William M. Cousins	Senior Vice President and Chief Product Officer

Fiscal 2024 Business Results Summary

We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone. We continued to make progress across a range of financial and strategic dimensions in Fiscal 2024.

$172.0 m Total revenue up 10.2% year over year	$12.9 m Adjusted EBITDA(1) a $19.5 million improvement year over year	$181.6 m Total net bookings(2) up 6.6% year over year	$123.8 m Ending backlog(3) up 8.4% year over year

$3.1 m

Net income

or $0.07 per share, which is a $18.0 million or $0.42 per share improvement year over year

(1)	We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, other legal expenses, and acquisition earnout payments. For more information, refer to “Non-GAAP Financial Measures” starting on page 28 in Part II, Item 7 of the Company’s Annual Report on Form 10-K for Fiscal 2024.
(2)	We define net bookings as the total dollar value of all definitive contracts executed during the relevant period, net of cancellations of previously authorized contract funding. See footnote (3) below for important information about net bookings.
(3)	We define backlog as future unearned revenue amounts believed to be firm that are to be earned under our existing agreements. Backlog does not represent the total contract award if a firm purchase order or task order has not yet been issued under the contract. Backlog is not included in deferred revenue on our balance sheets. Backlog includes net bookings but does not include contract awards for which definitive contracts have not been executed. We believe net bookings and backlog are useful operating metrics for investors, given their relevance to total orders, but there can be no assurances when, if ever, we will recognize revenue from net bookings or backlog. For more information, refer to “Backlog” starting on page 9 in Part I, Item 1 of the Company’s Annual Report on Form 10-K for Fiscal 2024.

Fiscal 2024 Executive Compensation Results Overview

Our named executive officer compensation program is composed of three elements: base salary, annual performance-based cash incentives (short-term incentive program), and equity incentive awards (long-term incentive program). The base salaries reflect the market for similar roles at similar companies. The short-term incentive program has specific targets tied to the Company’s annual financial performance and personal milestones. The long-term incentive program consists of a mix between stock options, RSUs, and performance stock units (“PSUs”).

Below is a summary of the results of our executive compensation program for Fiscal 2024:

Base Salary	In the first half of Fiscal 2024, after reviewing pay governance guidelines, receiving guidance from the Compensation Committee’s compensation consultant, FW Cook, reviewing prevailing compensation practices, evaluating recent Company performance and comparison to prior years’ payouts, the Compensation Committee approved base salary increases for the named executive officers for Fiscal 2024. These increases were equal to 4.0% for each of our named executive officers.

Annual Performance-Based Cash Incentives (Short-Term Incentive Program)	Our named executive officers’ target performance-based cash incentives for Fiscal 2024 remained generally unchanged from the target levels in place during Fiscal 2023 (except that based on his offer of employment, Mr. Shiba, who joined the Company in February 2023, received a guaranteed pro-rated bonus in the amount of $30,000 for Fiscal 2023). Messrs. Bergera and Shiba’s annual performance metrics were revenue and adjusted EBITDA, as well as personal objectives. In addition to revenue, adjusted EBITDA and personal objectives, the annual performance metrics for Messrs. Kreter and Cousins included hardware and software revenue, as well as hardware and software gross profit.

Equity Incentive Awards (Options, RSUs and PSUs) (Long-Term Incentive Program)	Commencing in Fiscal 2021, in response to stockholder feedback, the Company updated its long-term incentive compensation program to incorporate the use of PSUs for 25% of the long-term opportunity. The remaining portion consisted of 50% in stock options and 25% in RSUs. PSUs are earned based on the Company’s average revenues per share and cash flow from operations performance, as well as the Company’s relative total stockholder return (“rTSR”) versus the Russell 2000. See “Fiscal 2024 Long-Term Incentive Awards” below for further details about updates to the executive compensation plan for Fiscal 2024.

Characteristics of our Executive Compensation Programs

Our executive compensation programs include a number of practices intended to align the interests of management and our stockholders.

What We Have

We have approximately 61% of target direct compensation for the chief executive officer (and 46% of target direct compensation for the other named executive officers) that is performance-based or is at-risk
We have a performance-based long term incentive program that utilizes PSUs, RSUs, and stock options
We have a clawback policy for incentive compensation
We have stock ownership guidelines for executive officers and directors
We have an independent compensation consultant to advise our Compensation Committee
We make ongoing stockholder outreach efforts to obtain input on our compensation practices

What We Do Not Have

We do not provide 280G excise tax gross-ups
We do not provide any pension or supplemental defined retirement benefits
We do not provide for any “single trigger” equity vesting for equity awards
We prohibit repricing options without stockholder approval
We prohibit granting stock options with an exercise price below 100% of fair market value at the time of grant
We do not provide significant perquisites

Impact of 2023 Say-on-Pay Vote

The most recent stockholder advisory vote on named executive officer compensation required under the SEC rules was held on September 7, 2023. Approximately 79% of the total votes cast on such proposal were in favor of the compensation of our named executive officers. As a result of that vote, the Company engaged in an outreach program to a number of its larger stockholders, representing approximately 40% of the Company's total outstanding common stock, to solicit feedback on its compensation philosophy and programs, and has taken the input received into account in making compensation decisions going forward.

As the Company continues to grow and mature, the Compensation Committee will continue to make appropriate adjustments to our management team’s long-term incentive program. Currently, based on the voting preference of the Company’s stockholders, advisory votes on executive officer compensation will be conducted every year. The Compensation Committee will continue to take into account each such advisory vote in order to determine whether any subsequent changes to the Company’s executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes.

Compensation Philosophy and Objectives

Our executive compensation plans and arrangements are overseen and administered by our Compensation Committee, which is comprised entirely of independent directors as determined in accordance with applicable SEC regulations and the Nasdaq Listing Rules. Our philosophy is to provide our named executive officers with compensation that will motivate and retain them, provide them with meaningful incentives to achieve and exceed short-term and long-term corporate objectives set by our Compensation Committee, and align their long-term interests with those of our stockholders. Based on this philosophy, the compensation programs for our named executive officers are designed to achieve the following primary objectives:

•	establish a compensation structure that is competitive enough to attract, retain and motivate outstanding executive talent;
•	ensure cash incentive compensation for named executive officers is aligned to our corporate strategies and business objectives by tying payouts under such programs to achievement of key strategic, financial and operational goals; and
•	utilize long-term equity awards to align interests between our named executive officers and stockholders.

Annual Review of Cash and Equity Compensation; Role of Compensation Consultant

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

This review generally occurs in the first quarter of each fiscal year, at which time the Compensation Committee establishes executive officer base salaries for the fiscal year, reviews and approves any incentive awards and programs, establishes the performance objectives for our cash-based short-term incentive program, may grant equity compensation to the executive officers to ensure their interests are aligned with our stockholders and for retention, and establishes performance targets for any performance-based equity compensation.

In Fiscal 2024, the Compensation Committee retained the services of an independent compensation consulting firm, FW Cook, to provide advice regarding compensation for directors and named executive officers. FW Cook provided the Compensation Committee with market data and analysis of our compensation for directors and named executive officers as compared with the competitive market. FW Cook reports only to the Compensation Committee and did not perform any other work for the Company during Fiscal 2024 beyond its services related to director and named executive officer compensation. As provided in its charter, the Compensation Committee has the authority to determine the scope of FW Cook’s services and may terminate their engagement at any time.

As part of the review process, our Chief Executive Officer makes recommendations to the Compensation Committee regarding the base salary, annual performance-based cash incentive targets, and equity incentive targets for each of our executive officers other than himself based on each officer’s level of responsibility, individual performance and contribution to the attainment of our strategic corporate objectives and market data. Our Compensation Committee takes the Chief Executive Officer’s recommendations into consideration in setting named executive officer compensation, but retains complete discretionary authority to make all compensation-related decisions for our named executive officers. With respect to the Chief Executive Officer, the Compensation Committee makes compensation decisions based on relevant market data from a variety of sources and a subjective assessment of individual performance and contributions to our overall corporate performance. Any decisions regarding our Chief Executive Officer’s compensation are made without him present.

Peer Groups

The Compensation Committee benchmarks our compensation programs to a peer group, which consists of publicly-traded technology companies in the applications software, systems software, and technology hardware industry categories, that are similar in size, as measured by revenues and market capitalization.

The peer group used for Fiscal 2024 comparisons was originally developed in November 2021. Since then, the peer group has been modified annually to eliminate the three to seven companies that were acquired or became much larger or smaller, and add replacement companies that are closer to the Company in size. Nine of the 10 companies added over the last two years are considered peer companies by leading proxy advisory firm Institutional Shareholder Services (also known as ISS), and also in some cases by Glass-Lewis, another leading proxy advisory firm.

The criteria used to determine the Fiscal 2024 peer group were publicly-traded technology companies in the applications software, systems software, and technology hardware industry categories, which generally includes our competitors for labor and/or capital. The Fiscal 2024 peer group excludes “internet software and services” companies that fall within the broader software category and “semiconductor” companies that fall within the broader hardware category, as they are generally not relevant competitors. The peer group’s size ranges from 1/3 to 3 times Iteris in revenues and 1/4 to 4 times Iteris in market capitalization, where Iteris ideally would fall at the median in both metrics, and have broadly similar equity valuations relative to revenues. – In addition, the peer companies are generally headquartered in major metropolitan areas, reflecting similar cost of living as Iteris.

The Fiscal 2024 peer group consisted of the following companies:

A10 Networks, Inc.	Clearfield, Inc.	Vishay Precision Group, Inc.	Aviat Networks, Inc.
Agilysys, Inc.	Digi International Inc.	KVH Industries, Inc.	PowerFleet, Inc.
American Software, Inc.	EMCORE Corporation	Luna Innovations Incorporated	Intevac, Inc.
Applied Optoelectronics, Inc.	Indentiv, Inc.	Mitek Systems, Inc.	Napco Security Technologies, Inc.

*	The Compensation Committee evaluates our compensation program versus that of the peer companies with respect to both individual pay levels as well as the structure of the program. The Compensation Committee uses this data primarily to ensure that our executive compensation program as a whole is competitive. Market data is one of several factors that is used for evaluation. Other factors may include individual and company performance, experience in the role, responsibility level, and internal equity.

Compensation Components and Structure

We utilize three main components in structuring compensation programs for our named executive officers:

Pay Component	Rationale and Value to Stockholders
Base Salary

*      Constitutes the only fixed compensation element in the executive compensation program

*      Provides an element of economic security that is necessary to recruit and retain executive talent

*      Reflects competitive market conditions

Annual Performance-Based Cash Incentives (Short-Term Incentive Program)	* Motivates achievement of strategic priorities for the fiscal year as measured by financial and operational metrics * Provides diversified group of metrics to drive growth and stockholder value

Equity Incentive Awards (Options, RSUs and PSUs) (Long-Term Incentive Program)

*      Encourages focus on long-term stockholder value creation (e.g., PSUs link compensation to achievement of specified corporate performance objectives)

*      Aligns to stockholders' interests

*      Provides long-term retention incentive for our executive talent

Our Compensation Committee allocates a substantial portion of each named executive officer’s total compensation to performance and long-term incentive compensation as a result of the philosophy described above. While the Compensation Committee does establish specific performance criteria for its cash incentive plan each year, there is no formal pre-established policy for the allocation of compensation between cash and non-cash components or between short-term and long-term components, and there are no pre-established ratios between the compensation of our Chief Executive Officer and that of the other named executive officers. Instead, our Compensation Committee determines the compensation of each named executive officer annually based on its review of the market data, its subjective analysis of that individual’s performance and contribution to our financial performance and the other factors identified in the “Annual Review of Cash and Equity Compensation” section above to determine the appropriate level and balance of total compensation. We believe that this approach allows us to tailor compensation for each named executive officer to attract, retain and motivate that executive officer within the parameters of our compensation philosophy.

Base Salary

Base salaries are set at levels that are intended to recognize the experience, skills, knowledge and responsibilities required of all of our named executive officers. Each named executive officer’s base salary is typically reviewed on an annual basis and adjustments (if any) may be made to the individual’s base salary based on his or her level of performance, the overall performance of the Company and the various compensation trends in our industry.

In July 2023, after reviewing pay governance guidelines, receiving guidance from the Compensation Committee’s compensation consultant, FW Cook, reviewing prevailing compensation practices, evaluating recent Company performance and comparison to prior years’ payouts, the Compensation Committee approved base salary increases for the named executive officers for Fiscal 2024. These increases were equal to 4.0% for each of our named executive officers. The following table presents the Fiscal 2024 base salaries for our named executive officers:

Named Executive Officer	Fiscal 2024 Annual Base Salary ($)
Joe Bergera	463,000
Kerry A. Shiba	442,000
Todd Kreter	312,000
William M. Cousins	307,000

Fiscal 2024 Annual Performance-Based Cash Incentive Program

Our named executive officers are eligible to receive an annual performance-based cash incentive. Each year, our Compensation Committee establishes the performance objectives to be attained and the target dollar amount payable based on the level of attainment of the specified goals. For Fiscal 2024, the Company revenues and adjusted EBITDA goals applied to all NEOs, and hardware and software revenue and gross margins were additional goals for Messrs. Kreter and Cousins. Additionally, the cash incentives for all our executive officers include personal objectives developed by the Compensation Committee (sometimes referred to as “MBOs,” from “management by objectives”).

The performance targets and the actual achievement of such objectives for Fiscal 2024 were as follows ($ in thousands):

Performance Components	Threshold ($)	Target ($)	Maximum ($)	Actual ($)	Attained (%)
Total Company Revenue	153,981	171,090	188,199	171,987	101%
Total Company Adjusted EBITDA	12,394	15,493	18,592	12,894	83%
Hardware and Software Revenue	88,032	110,040	132,048	107,314	98%
Hardware and Software Contribution Margin	38,250	47,812	57,374	44,007	92%

Under the Fiscal 2024 program, if performance is below the “Threshold” goal amounts shown above, no cash incentive would be payable for that particular objective. If performance exceeds the “Maximum” goal amounts above, the NEOs could earn up to a maximum of 200% of their target opportunity for that particular objective. The combined maximum potential payout of the defined annual performance-based cash incentive program elements is 160%. When combined with the 20% for MBOs, the total maximum payout for each NEO is 180%. Payouts in between the Threshold and Maximum levels above are determined using linear interpolation.

The Compensation Committee typically meets near the end of the first fiscal quarter of each year to evaluate each NEO’s achievement of their respective MBOs for the prior fiscal year and annual cash incentives are typically paid out as soon as practicable thereafter.

Mr. Bergera’s Fiscal 2024 MBOs included improving the Company’s liquidity position, driving certain cross-organizational strategic goals and initiatives, optimizing supply chain and manufacturing reporting lines, and enhancing investor relations. The Compensation Committee determined Mr. Bergera achieved 85.8% of his MBOs in Fiscal 2024.

Mr. Shiba's Fiscal 2024 MBOs included rationalizing the Company’s corporate infrastructure, improving the Company’s liquidity position, optimizing the Company’s tax position, and implementing various other operational improvements. The Compensation Committee determined Mr. Shiba achieved 85.1% of his MBOs in Fiscal 2024.

Mr. Kreter’s Fiscal 2024 MBOs included improving supply chain flexibility, driving infrastructure rationalization and improving gross profit margin, enhancing cybersecurity preparedness, operationalizing technical program management, and achieving various software and hardware roadmap milestones. The Compensation Committee determined Mr. Kreter achieved 88.0% of his MBOs in Fiscal 2024.

Mr. Cousins’ Fiscal 2024 MBOs included improving SaaS revenue growth and gross profit margins, accelerating adoption rates of our platform-based products, and developing and enhancing certain new product concepts. The Compensation Committee determined Mr. Cousins achieved 93.1% of his MBOs in Fiscal 2024.

The performance objectives, target cash incentive and actual cash incentive for each of our named executive officers for Fiscal 2024 were as follows:

Named Executive Officer	Performance Objectives Allocation (%)	2024 Target Cash Incentive ($)	2024 Actual Cash Incentive ($)	% of Target Awarded (%)
Joe Bergera		$370,400	$241,501	65%
Total Company Revenue	40
Total Company Adjusted EBITDA	40
MBOs	20
Kerry A. Shiba		243,100	158,180	65%
Total Company Revenue	40
Total Company Adjusted EBITDA	40
MBOs	20
Todd Kreter		187,200	129,851	69%
Hardware and Software Revenue	25
Hardware and Software Contribution Margin	25
Total Company Revenue	15
Total Company Adjusted EBITDA	15
MBOs	20
William Cousins		184,200	129,650	70%
Hardware and Software Revenue	25
Hardware and Software Contribution Margin	25
Total Company Revenue	15
Total Company Adjusted EBITDA	15
MBOs	20

Equity Compensation

Our equity award program provides a long-term incentive for our named executive officers, as well as provides an inducement for long-term retention. Additionally, our equity component aligns the interests of our named executive officers with those of our stockholders, by focusing their attention on the creation of stockholder value in the form of stock price appreciation. In other words, we believe equity-based compensation provides our named executive officers with a direct interest in our long-term performance and creates an ownership culture that establishes a mutuality of interests between our named executive officers and our stockholders. We have had no formal written program, plan or practice pertaining to the timing of equity awards to named executive officers coinciding with the release of material non-public information, but as a matter of good corporate governance, we avoid making grants at times when the award recipients would inappropriately benefit as a result of us having material non-public information.

Fiscal 2024 Long-Term Incentive Awards

In response to prior stockholder feedback and in consultation with FW Cook, the Compensation Committee balanced long-term incentive compensation to include a mix of stock options (50%), RSUs (25%), and PSUs (25%) with percentages measured in terms of the total grant value on the date of award, as described below:

•	50% of the long-term incentive compensation for our named executive officers was granted in the form of stock options, which will vest based on continued service to the Company over a standard four-year vesting schedule.
•	25% of the long-term incentive compensation for our named executive officers was granted in the form of RSUs, with 50% vesting on each of the second and third anniversaries of the grant date, based on continued service to the Company. Each RSU represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied.
•	25% of the long-term compensation for our named executive officers was granted in the form of PSUs that are earned based on performance over a three-year period. Between 0% and 160% of the PSUs will be eligible to vest based on annual revenues per share and cash flow from operations goals that are established by the Compensation Committee at the beginning of each year during the three-year performance period. In addition, the final PSU vesting will be subject to a modifier between .75x-1.25x based on the Company’s rTSR versus the Russell 2000 (the “rTSR modifier”) during the full three-year performance period, for a maximum achievement opportunity of 200% of the “target” number of PSUs. The PSUs will vest at the end of the three-year period subject to the achievement of performance goals.

For purposes of the PSUs granted for Fiscal 2024, the annual performance metrics were as follows:

•	Cash flow from operations — threshold, $9,280,000; target, $11,600,000; and maximum, $13,920,000; and
•	Revenues per share — threshold, $3.59; target, $3.99; and maximum, $4.39.

Actual performance for Fiscal 2024 was as follows:

•	Cash flow from operations was negative $11,378,000, resulting in a 98% achievement compared to the target; and
•	Revenues per share was $4.00, resulting in a 100% achievement compared to the target.

The following table shows achievement levels for each of the performance periods in Fiscal 2022, Fiscal 2023, and Fiscal 2024, the achievement level of the rTSR modifier over this three-year period, and the resulting shares that vested during Fiscal 2024 from the PSU's originally awarded during Fiscal 2022. Awards made in Fiscal 2023 and Fiscal 2024 remain unvested until the third anniversary of their respective grant dates.

			Year ended March 31,
			2022		2023		2024			Vested
Named Executive Officer	Fiscal 2022 Award Target Shares	Performance Component	% Attained	Shares	% Attained	Shares	% Attained	Shares	3-Year rTSR Modifier	% Attained	Shares
		Cash Flow From Operations	0%		0%		95%
		Revenues per Share	98%		133%		102%
		Achievement %	49%		67%		99%		100%	71.32%
Joe Bergera	34,238		49%	5,583	67%	7,589	99%	11,243	100%	71.32%	24,415
Kerry A. Shiba(1)	—		0%		0%		0%		0%	0%
Todd Kreter	8,715		49%	1,421	67%	1,931	99%	2,862	100%	71.32%	6,214
William M. Cousins(1)	—		0%		0%		0%		0%	0%

(1)	Messrs. Shiba and Cousins were not employed by the Company at the time when the Fiscal 2022 PSU award was granted.

Benefit Plans

Section 401(k) Plan

We make available a tax-qualified retirement plan that provides eligible employees, including our executive officers, with an opportunity to save for retirement on a tax-advantaged basis. Participants are able to defer a portion of their eligible compensation, subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the “Code”). Pre-tax contributions are allocated to each participant’s individual account and may be invested in selected alternative investments according to the participant’s direction. We currently match contribution for all participants in the 401(k) plan up to a maximum of 4% of the employee’s base salary. Such matching contribution is at the discretion of the Board and is typically evaluated on an annual basis.

Health and Welfare Benefits

Our named executive officers are eligible to participate in all our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees. We believe our health and welfare benefits contribute to our ability to attract and retain a productive and focused workforce in a highly competitive labor market.

Perquisites

We do not provide significant perquisites or personal benefits to any named executive officers.

Post-Employment Compensation

For a summary of the material terms and conditions of our post-employment compensation arrangements, see “— Potential Payments upon Termination or Change in Control” below.

Incentive Compensation Clawback Policy

In July 2020, the Board adopted the Incentive Compensation Clawback Policy Iteris, Inc. (the “Clawback Policy”), which it amended in July 2023 to comply with the new clawback rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Compensation Recovery Policy requires the Company to seek the prompt reimbursement or forfeiture of any cash or equity-based incentive compensation payment or award made or granted to any current or former executive officer of the Company during the three completed fiscal years immediately preceding the date on which the Company is required to prepare a restatement of its financial statements due to material noncompliance of the Company with any financial reporting requirement under the federal securities laws (a “Restatement”), The amount to be recovered will be the excess of the incentive compensation paid to the covered person based on the erroneous data over the Incentive Compensation that would have been paid to the covered person had it been based on the restated results, as determined by the Compensation Committee in accordance with Rule 10D-1 of the Exchange Act and the listing standards of the national securities exchange on which the Company’s securities are listed (“Recoupment Amount”). The Recoupment Amount shall be computed without regard for any taxes paid and any recoupment pursuant to this Recovery Policy will be made on a “no fault” basis, without regard to whether any misconduct occurred or the executive may be deemed responsible for the noncompliance that resulted in the accounting restatement.

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for the Company’s non-employee directors and executive officers. See “Director Compensation” above for a description of these guidelines.

Compensation Risk Assessment

The Compensation Committee has evaluated our compensation programs and policies as generally applicable to our employees to ascertain any potential material risks that may be created by the compensation programs. The Compensation Committee concluded that our compensation policies and practices, taken as a whole, are not reasonably likely to have a material adverse impact on our business or our financial condition. The following features help minimize the incentives for excessive risk-taking and keep our named executive officers focused on the creation of long-term, sustainable value for our stockholders:

•	our base pay programs consist of generally competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;
•	a portion of each executive’s equity incentive compensation opportunity is tied to sustained performance over time, which reduces any incentive to take risks that might increase short-term compensation at the expense of longer-term results;
•	annual equity awards have multi-year vesting which aligns the long-term interests of our executives with those of our stockholders and, again, discourages the taking of short-term risk at the expense of long-term performance; and
•	each officer has multiple performance objectives, some of which relate to the Company as a whole, which is more difficult for an officer to manipulate.

Accounting for Stock-Based Compensation

Under FASB ASC 718, we are required to estimate the grant date “fair value” for each grant of equity award using various assumptions. This calculation is performed for accounting purposes and reported in the compensation tables in this Amendment, even though recipients may never realize any value from their awards. ASC 718 also requires us to recognize the compensation cost of stock-based awards in our income statements over the period that an employee is required to render service in exchange for the award.

•	Stock Options. Under ASC 718, the grant date fair value of the stock options is determined pursuant to the Black-Scholes-Merton option pricing formula.
•	RSUs. The grant date fair value of the RSUs is based on the closing price per share of our common stock on the date of grant.
•	PSUs. As the PSUs are based on separate measurements of the Company’s financial performance for each year in the three-year performance cycle, ASC Topic 718 requires the grant date fair value to be calculated for the portion of the total award related to performance in each year. Therefore, the value in the Summary Compensation Table for 2022 includes one-third of the 2021 PSU grant and one-third of the 2022 PSU grant (based on the portion of each grant related to 2022 performance), the value for 2023 includes one-third of the 2021 PSU grant, one-third of the 2022 PSU grant, and one-third of the 2023 PSU grant (based on the portion of each grant related to 2023 performance), and the value for 2024 includes one-third of the 2022 PSU grant, one-third of the 2023 PSU grant and one-third of the 2024 PSU grant (based on the portion of each grant related to 2024 performance). The grant date fair value of the PSUs was further calculated using the Monte Carlo simulation which utilizes the stock volatility, dividend yield and market correlation of the Company and the Russell 2000.

Executive Compensation Tables

Summary Compensation Table

The following table shows information regarding the compensation earned for the fiscal years ended March 31, 2024, 2023 and 2022 by our current named executive officers.

Name and Principal Position	Fiscal Year	Salary(1)(2) ($)		Bonus ($)		Stock Awards(3) ($)		Option Awards(3) ($)		Non-Equity Incentive Plan Compensation(2)(4) ($)		All Other Compensation(5) ($)	Total ($)
Joe Bergera Chief Executive Officer and President	2024	458,500		—		264,257		230,506		241,501		13,366	1,208,130
	2023	445,000		—		218,504		247,386		212,461		18,128	1,141,479
	2022	445,000				283,133	(6)	260,000		186,900		20,846	1,195,879
Kerry A. Shiba (7) Senior Vice President and Chief Financial Officer, Treasurer, and Secretary	2024	437,750		—		220,456		—		158,180		16,626	833,012
	2023	67,019	(8)	30,000	(9)	124,999		125,001		—		654	347,673
	2022	—		—		—		—		—		—	—
Todd Kreter Senior Vice President and General Manager, Advanced Sensors	2024	309,000		—		85,263		77,664		129,851		16,080	617,858
	2023	300,000		—		69,808		83,425		115,560		—	568,793
	2022	300,000		—		92,213	(6)	97,500		110,413		15,168	615,294
William M. Cousins Senior Vice President and Chief Product Officer	2024	304,000		—		72,890		76,420		129,650		13,311	596,271
	2023	295,000		—		55,457		83,425		111,634		10,892	556,408
	2022	11,346	(10)	—		59,813		107,175	(6)	—	(6)	—	178,334

(1)	Salary amounts reflect the amounts earned by the NEOs during the relevant fiscal year.
(2)	Salary and Non-Equity Incentive Plan Compensation amounts include amounts deferred under the Company’s Non-Qualified Deferred Compensation Plan. See the "Non-Qualified Deferred Compensation" table below.

(3)	For an overall description of equity award programs, see the discussion above under the heading “Fiscal 2024 Long-Term Incentive Awards.” The dollar amounts shown represent the grant date fair value of equity awards, including RSUs, PSUs, and stock options granted during the applicable fiscal year determined in accordance with ASC 718. For more information, see our discussion above under the heading “Accounting for Stock-Based Compensation” and our discussion of stock-based compensation in Notes 1 and 9 to our financial statements in Part II, Item 8 in our Annual Report on Form 10-K for Fiscal 2024.

Amounts for PSU awards are calculated at 100% of target level. For Fiscal 2024, the aggregate grant date fair value of the “maximum” number of PSUs eligible to vest based on Fiscal 2024 performance: $299,781 for Mr. Bergera; $47,864 for Mr. Shiba; and $93,459 for Mr. Kreter and $69,948 for Mr. Cousins.

(4)	The amounts shown in this column constitute the cash incentives paid to each named executive officer based on the attainment of certain pre-established performance and management objectives. These awards are discussed in further detail under “Fiscal 2024 Annual Performance-Based Cash Incentive Program” above.
(5)	Includes 401(k) plan employer contributions paid by us, which all employees are eligible to receive.
(6)	Messrs. Bergera and Kreter’s respective stock awards amounts for Fiscal 2022 and Mr. Cousins’ option awards amount and non-equity incentive plan compensation for Fiscal 2022, as well as the corresponding Total amounts, have been updated to correct certain immaterial errors in the Summary Compensation Table included in the Company’s proxy statement filed with the SEC on July 28, 2023.
(7)	Mr. Shiba joined our Company as our Senior Vice President and Chief Financial Officer, Treasurer, and Secretary in February 2023.
(8)	Mr. Shiba’s salary for Fiscal 2023 reflects the amount he earned in Fiscal 2023. The Summary Compensation Table included in the Company’s proxy statement filed with the SEC on July 28, 2023, included his annualized salary for Fiscal 2023, rather than the amount earned.
(9)	Pursuant to Mr. Shiba’s employment agreement, we paid him a guaranteed bonus commensurate with his two-month tenure during Fiscal Year 2023.
(10)	Mr. Cousins’ salary for Fiscal 2022 reflects the amount he earned in Fiscal 2022. The Summary Compensation Table included in the Company’s proxy statement filed with the SEC on July 28, 2023, included his annualized salary for Fiscal 2022, rather than the amount earned.

Fiscal 2024 Grant of Plan-Based Awards Table

The table below sets forth information with respect to awards granted to the named executive officers under our annual non-equity incentive compensation plan and our 2016 Omnibus Incentive Plan (the “2016 Plan”) in Fiscal 2024, which constitute all the plan-based awards granted to our named executive officers in Fiscal 2024.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Description	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/share)	Awards(3) ($)
Joe Bergera	7/3/2023	Cash	—	370,400	666,720	—	—	—	—	—	—	—
	7/3/2023	2024 PSU	—	—	—	—	9,389	18,778	—	—	—	41,781
	7/3/2023	2023 PSU	—	—	—	—	13,029	26,058	—	—	—	62,800
	7/3/2023	2022 PSU	—	—	—	—	11,413	22,826	—	—	—	45,310
	7/3/2023	RSU	—	—	—	—	—	—	28,169	—	—	114,366
	7/3/2023	Options	—	—	—	—	—	—	—	98,549	4.06	230,506
Kerry A. Shiba	7/3/2023	Cash	—	243,100	437,580	—	—	—	—	—	—	—
	7/3/2023	2024 PSU	—	—	—		5,378	10,756	—	—	—	23,932
	7/3/2023	RSU	—	—	—	—	—	—	48,405	—	—	196,524
Todd Kreter	7/3/2023	Cash	—	187,200	336,960	—	—	—	—	—	—	—
	7/3/2023	2024 PSU	—	—	—	—	3,163	6,326	—	—	—	14,075
	7/3/2023	2023 PSU	—	—	—	—	4,382	8,764	—	—	—	21,121
	7/3/2023	2022 PSU	—	—	—	—	2,905	5,810	—	—	—	11,533
	7/3/2023	RSU	—	—	—	—	—	—	9,491	—	—	38,533
	7/3/2023	Options	—	—	—	—	—	—	—	33,204	4.06	77,664
William M. Cousins	7/3/2023	Cash	—	184,200	331,560	—	—	—	—	—	—	—
	7/3/2023	2024 PSU	—	—	—	—	3,113	6,226	—	—	—	13,853
	7/3/2023	2023 PSU	—	—	—	—	4,382	8,764	—	—	—	21,121
	7/3/2023	RSU	—	—	—	—	—	—	9,339	—	—	37,916
	7/3/2023	Options	—	—	—	—	—	—	—	32,672	4.06	76,420

(1)	Reflects the potential amount payable (not the actual amount paid) upon achievement of the management objectives described under the heading “Fiscal 2024 Annual Performance-Based Cash Incentive Program" above.
(2)	In accordance with SEC rules and ASC 718, due to the annual setting of performance goals under the PSUs granted during Fiscal 2024, ASC 718 requires the grant date value to be calculated with respect to one-third of the total PSUs in each year of the three-year performance period. SEC rules require presentation that is consistent with ASC 718, and amounts shown at “target” represent one-third of the total “target” number of PSUs granted during Fiscal 2024 at “target” levels. As applicable, the separate rows for each named executive officer reflects one-third of the 2022 PSU grant, one-third of the 2023 PSU grant, and one-third of the 2024 PSU grant, each based on the portion of each grant related to 2024 performance. For an overall description of equity award programs, see the discussion above under the heading “Fiscal 2024 Long-Term Incentive Awards.”
(3)	The dollar amounts shown represent the grant date fair values of stock and option awards granted in Fiscal 2024 determined in accordance with ASC 718. For a discussion of valuation assumptions used in the calculations, see Note 9 of Notes to Consolidated Financial Statements, included in Part II, Item 8 in the Company's Annual Report on Form 10-K for Fiscal 2024.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table sets forth the outstanding equity awards held by each named executive officer as of March 31, 2024. For an overall description of equity award programs, see the discussion above under the heading “Fiscal 2024 Long-Term Incentive Awards.” The vesting of equity awards held by the named executive officers is subject to each officer’s continued service with the Company, and is subject to acceleration under certain circumstances as discussed under the heading “Potential Payments upon Termination of Employment and Changing in Control” below.

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Outstanding Options Exercisable (#)	Number of Securities Underlying Outstanding Options Unexercisable (#)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)
J. Joseph (“Joe”) Bergera Chief Executive Officer, President and Director	1,095,677	—	$2.38	09/23/15	09/22/25
	150,000	—	4.91	03/03/17	03/02/27
	250,000	—	5.52	02/16/18	02/15/28
	225,000	—	4.16	12/10/18	12/09/28
	250,000	—	5.10	12/09/19	12/08/29
	103,125	34,375	4.80	11/16/20	11/15/30
	50,000	50,000	5.00	11/18/21	11/17/31
	34,321	102,963	3.13	12/02/22	12/01/32
	—	98,549	4.06	07/03/23	07/02/33
						80,333	396,845
								67,255	332,240
Kerry A. Shiba Senior Vice President and Chief Financial Officer, Treasurer, and Secretary	12,080	36,239	4.47	02/03/23	02/02/33
						76,369	377,263
								16,135	79,707
Todd Kreter Senior Vice President and General Manager of Advanced Sensor Technologies	75,000	—	4.91	03/03/17	03/02/27
	75,000	—	5.52	02/16/18	02/15/28
	60,000	—	4.16	12/10/18	12/09/28
	70,000		5.10	12/09/19	12/08/29
	26,250	8,750	4.80	11/16/20	11/15/30
	18,750	18,750	5.00	11/18/21	11/17/31
	11,574	34,722	3.13	12/02/22	12/01/32
	—	33,204	4.06	07/03/23	07/02/33
						27,863	137,643
								22,636	111,822
William M. Cousins Senior Vice President and Chief Product Officer	31,250	31,250	3.19	03/21/22	03/20/32
	11,574	34,722	3.13	12/02/22	12/01/32
	—	32,672	4.06	07/03/23	07/02/33
						32,106	158,604
								22,484	111,071

(1)	All options vest in four equal annual installments following the date of grant.
(2)	Each RSU represents the right to receive one share of our common stock if vesting is satisfied. These RSUs were granted under the 2016 Plan and vest 50% after two years from the vesting commencement date, and 50% after the third year from the vesting commencement date, upon named executive officer’s completion of each year of continued service with the Company.
(3)	The dollar value is based on the closing price of our common stock on the last business day of Fiscal 2024: $4.94.
(4)	Each PSU represents the right to receive one share of our common stock if vesting is satisfied. The number of PSUs that vest at the end of each three-year performance period depends on the Company's completion of performance objectives established by the Compensation Committee at the beginning of each year during the three-year performance period. The table above includes all awarded PSUs, including the tranches for which performance objectives have not yet been determined for Fiscal Year 2025 and Fiscal Year 2026 and are thus not yet considered “granted” under FASB ASC 718.

Fiscal 2024 Option Exercises and Stock Vested Table

The following table provides information regarding the shares acquired upon the vesting of restricted stock units and performance restricted stock units and the exercise of options held by the named executive officers during Fiscal 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joe Bergera (1)	54,323	150,952	56,069	258,508
Kerry A. Shiba			—	—
Todd Kreter			15,551	71,294
William M. Cousins			9,375	46,406

(1)	Pursuant to a Rule 10b5-1 plan adopted on November 30, 2023, Mr. Bergera sold only enough shares to cover the exercise price and related taxes upon his exercise of a portion of his stock options that expire in September 2025. Mr. Bergera retained all of the remaining shares purchased upon exercise.

Non-Qualified Deferred Compensation for Fiscal 2024

Deferred Compensation Plan

Effective October 1, 2020, the Company adopted the DC Plan. The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible key employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of nonemployee members of our Board of Directors. Key employees, including our executive officers, and our nonemployee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials are eligible to participate in the DC Plan. Under the DC Plan, we will provide participants with the opportunity to make annual elections to defer up to 75% of their base salary, up to 100% of their annual cash incentives, and up to 100% of any granted time-based restricted stock unit awards. Our nonemployee directors may elect to defer up to 100% of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon.

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

Under the DC Plan, we will be obligated to deliver on a future date deferred cash compensation credited to the participant’s account, adjusted for any positive or negative investment results from the investment alternatives selected by the participant under the DC Plan, or with respect to deferrals of equity awards, an issuance of shares of our common stock. These obligations are unfunded, unsecured general obligations of the Company and rank in parity with other unsecured and unsubordinated indebtedness of us, subject to the claims of our general creditors. However, deferrals of equity awards under the DC Plan are deemed rights to receive an issuance of our common stock and may not be deemed allocated to any investment fund.

A participant’s rights under the DC Plan are not transferable except upon death of the participant.

With respect to the portion of the bookkeeping account allocated to an investment fund, each account will be payable in cash. The portion of the bookkeeping account allocated to deferrals of equity awards will be payable in an issuance of shares of our common stock.

Payments will be distributed in connection with either the participant’s separation of service or a selected specified distribution date or dates, depending upon the distribution election made by the participant at the time of deferral. However, if a participant’s service with us terminates prior to the selected specified distribution date or dates, payment will instead be made or commence in connection with such separation from service. A participant’s account balance may be distributed in a lump sum or, if elected by a participant, in up to 15 substantially equal installments (up to 5 annual installments for any distributions in respect of equity award accounts); however, any distribution upon a separation from service prior to attaining age 55 will be paid in a lump sum, regardless of the payment timing elected. If a participant’s service terminates with us due to death, all of a participant’s accounts will become immediately payable in a single lump sum. In addition, participants may be entitled to receive payments through certain unforeseeable emergency withdrawals. Payments scheduled to be made under the DC Plan may be otherwise delayed or accelerated only upon the occurrence of certain specified events that comply with the requirements of Section 409A of the Code.

A committee appointed by our board of directors administers the DC Plan. We can amend or terminate the DC Plan at any time, but no such action shall unilaterally reduce a participant’s account balance without his or her consent prior to the date of such action. However, we may adopt any amendments to the DC Plan that we deem necessary or appropriate to preserve the intended tax treatment of the DC Plan benefits or to otherwise comply with the requirements of Section 409A of the Code and related guidance.

The following table shows the non-qualified deferred compensation activity for each named executive officer during Fiscal 2024.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Joe Bergera	179,145	49,802	—	439,228
Kerry A. Shiba	—	—	—	—
Todd Kreter	63,211	18,113	(15,115)	164,752
William M. Cousins	—	—	—	—

(1)	Amounts included in the Summary Compensation Table in the “Salary”, “Stock Awards” and “Non-Equity Incentive Plan Compensation” columns for Fiscal 2024.
(2)	No above market or preferential earnings are provided under the DC Plan because the investment choices available under such plans are identical to the investment choices available in the 401(k) Plan, which is a qualified plan. Consequently, none of the earnings reported in this table are included in the Summary Compensation Table set forth above.

The DC Plan provides investment options amongst which participants make investment allocations that provide the basis on which gains and losses are attributed to account balances under the plan, and such options may change from time to time.

Potential Payments upon Termination of Employment and Change in Control

The Company does not have any employment agreements or change in control arrangements in effect with any of our named executive officers other than the agreements described below. In addition, upon a change in control, our NEOs may be eligible for payments of amounts deposited by them, and returns on those investments, under the DC Plan, as further described above under the heading “Non-Qualified Deferred Compensation for Fiscal 2024.”

Equity Award Vesting

The plan administrator (our Compensation Committee) of the 2016 Plan has the discretion to determine whether outstanding equity awards held by our NEOs are to vest upon a termination of employment or upon a change in control, but our equity plans do not provide for any automatic “single trigger” acceleration of equity awards upon a change in control.

Options and RSUs granted to our named executive officers are eligible for accelerated vesting under certain circumstances. In the event of an executive’s termination due to death or permanent disability, a pro rata portion of the options and RSUs shall vest on the date of such termination based on the amount of time elapsed in the vesting period. In addition, if an executive’s employment is terminated by us other than for misconduct or the executive resigns for good reason (each such term as defined in the 2016 Plan), in each case within 18 months following the effective date of a change in control, then the executive will receive additional vesting of options and RSUs equal to the number of options and RSUs as would have vested during the two year period following the date of termination had the executive remained in service with the Company.

PSUs granted to our named executive officers are also eligible for accelerated vesting under certain circumstances. In the event of an executive’s termination due to death or permanent disability prior to a change in control, a pro rata portion of the PSUs shall vest on the date of such termination based on the amount of time elapsed in the performance period and our actual performance relative to the performance metrics applicable to the PSUs through such date as determined by the plan administrator. Upon a change in control, a number of PSUs will remain eligible to vest on the last day of the three-year performance period as is determined based on our actual performance as determined by the plan administrator relative to the performance metrics applicable to the PSUs through the date of such change in control, subject to the executive’s continued employment through such date. In either case, if the performance to date is not reasonably determinable, the performance shall be set to 100% for such performance period. However, if an executive’s employment is terminated by us other than for misconduct or the executive resigns for good reason, or in the event of an executive’s termination due to death or permanent disability in each case within 18 months following the effective date of the change in control, then the executive will receive two years’ additional vesting of PSUs based on our actual performance as determined by the plan administrator relative to the performance metrics through the date of such termination with respect to (i) the achievement percentages for any performance period that has commenced and (ii) the calculation of the rTSR modifier, and with respect to any performance period that has not yet commenced or is not reasonably determinable, 100% shall be used as the achievement percentage.

Iteris, Inc. Executive Severance Plan

The Iteris, Inc. Executive Severance Plan was adopted on February 5, 2018, and amended and restated effective on June 4, 2019 (the “Severance Plan”). Each individual employed by the Company or its subsidiary, who is an officer subject to Section 16 of the Exchange Act, and who is not otherwise covered by an employment agreement that includes severance terms (the “Eligible Employees”), is eligible to receive severance payments under the Severance Plan upon certain qualifying terminations of employment. Currently, that means Messrs. Shiba, Kreter and Cousins are covered.

The Severance Plan provides Eligible Employees with severance payments in the event that an Eligible Employee’s employment with the Company or its subsidiaries is terminated either (a) by the Company without Cause not in connection with a Change in Control (“Non-CIC Qualifying Termination”) or (b) if in connection with or within 12 months following a Change in Control, which, for Eligible Employees employed by that business, includes a divestiture of a material business, by the Eligible Employee for Good Reason or by the Company without Cause (a “CIC Qualifying Termination”). Capitalized terms not otherwise defined herein are defined in the Severance Plan.

Non-CIC Qualifying Termination. Upon a Non-CIC Qualifying Termination, an Eligible Employee will receive the following:

•	the Eligible Employee’s annual base salary, payable in substantially equal installment payments over the one-year period following termination, in accordance with the Company’s normal payroll practices; and
•	reimbursement for monthly COBRA premiums for the 12-month period following termination or until the Eligible Employee receives substantially similar medical coverage from another employer.

CIC Qualifying Termination. Upon a CIC Qualifying Termination, an Eligible Employee will receive the following:

•	the Eligible Employee’s annual base salary, payable in a lump sum on the next payroll date after the 61st day following termination; and
•	reimbursement for the monthly COBRA premiums for the 12-month period following termination, or until the Eligible Employee receives substantially similar medical coverage from another employer.

The severance payments are subject to the Eligible Employee’s execution, within 60 days following termination, of a severance agreement that includes a release of claims and certain non-solicitation, confidentiality, and non-disparagement restrictions.

The Company may amend or terminate the Severance Plan at any time by providing at least 90 days’ advance written notice to each Eligible Employee, provided that no such amendment or termination that has the effect of reducing or diminishing the right of any Eligible Employee will be effective unless one year’s advance written notice is provided to Eligible Employees, and such amendment or termination will not be effective if a Change in Control occurs during the one-year notice period.

Agreement with Joe Bergera

In connection with his hiring, we entered into an employment agreement with Joe Bergera, our Chief Executive Officer, dated September 8, 2015, pursuant to which Mr. Bergera receives an annual base salary (for Fiscal 2024 $463,000), which may be increased from time to time at the discretion of the Compensation Committee. Mr. Bergera is also eligible to participate in our executive annual performance-based cash incentive program as then in effect and his potential annual performance-based cash incentive for each year will be established annually by the Board or a committee of the Board. The agreement renews for successive one-year periods until September 2025 unless either we or Mr. Bergera provide written notice of non-renewal at least 30 days prior to the end of the initial term or renewal term, as applicable.

If Mr. Bergera’s employment with the Company is terminated without Cause (as such term is defined in the agreement) during the term of the agreement, Mr. Bergera will be entitled to receive (i) salary continuation payments for 12 months following his termination, (ii) a lump sum payment equal to the pro-rated portion of his target annual performance-based cash incentive established by the Compensation Committee for the fiscal year in which his employment is terminated, and (iii) reimbursement for the cost of COBRA coverage for a period of up to 12 months following the termination. If Mr. Bergera is terminated without Cause or resigns for Good Reason within 12 months following a Change in Control (as such terms are defined in the agreement), Mr. Bergera will be entitled to receive (i) a lump sum payment equal to 125% of his base salary as then in effect, (ii) a lump sum payment equal to the pro-rated portion of his target annual performance-based cash incentive established by the Compensation Committee for the fiscal year in which the termination occurs, and (iii) reimbursement for the cost of COBRA coverage for a period of up to 12 months following the termination. In addition, upon termination of his employment due to death, Mr. Bergera’s estate or beneficiaries will be entitled to receive a lump sum payment equal to 50% of his then current base salary. Upon termination of his employment due to disability, Mr. Bergera will be entitled to salary continuation until he is eligible for short-term disability payments under the Company’s group disability policies, provided such salary continuation is not to extend for more than 90 days.

Agreement with Kerry A. Shiba

In connection with his hiring, we entered into an employment agreement with Kerry A. Shiba, our Senior Vice President and Chief Financial Officer, Secretary, and Treasurer, dated January 30, 2023, pursuant to which Mr. Shiba will receive an initial annual base salary (for Fiscal 2024 $442,000), which may be increased from time to time at the discretion of the Compensation Committee. Pursuant to his agreement, Mr. Shiba received a $30,000 bonus payment for the pro-rated portion of Fiscal 2023 that he served with the Company. Mr. Shiba is eligible to participate in our executive annual performance-based cash incentive program with a target of 55% of his annual base salary, based upon Company performance and achievement of individual goals and objectives. Mr. Shiba is also eligible to receive equity grants equal to approximately 60% of his annual base salary, as recommended by management and approved by the Compensation Committee, which will be awarded as part of the Company’s annual equity award cycle.

If Mr. Shiba’s employment with the Company is terminated pursuant to a CIC Qualifying Termination, Mr. Shiba will be entitled to receive a lump sum payment equal to the pro-rated portion of his target annual performance-based cash incentive established by the Compensation Committee for the fiscal year in which the CIC Qualifying Termination occurs, in addition to payments made under the Severance Plan.

Potential Payments upon Termination of Employment and Change in Control Table

The following table illustrates an estimated amount of compensation or other benefits potentially payable to each of our named executive officers as of March 31, 2024, which would be triggered upon termination of such named executive officer’s employment under various scenarios. The amounts shown assume that such termination (and in the case of a change in control, the change in control) was effective as of March 31, 2024. The value of equity award acceleration reflected in the table below was calculated using the closing price on March 31, 2024 of $4.94 per share. The value for option awards is calculated as the difference between the closing price of our common stock of $4.94 on March 31, 2024 and the exercise price per share of the award multiplied by the number of shares vesting. Actual amounts to be paid can only be determined at the time of a named executive officer’s termination from the Company. These benefits do not include any amounts with respect to fully vested benefits under our 401(k) Plan, or under the DC Plan, which are described above under the heading “Non-Qualified Deferred Compensation for Fiscal 2024”.

	No Change in Control			Change in Control
	Termination Without Cause or for Good Reason ($)	Death ($)	Disability ($)	Termination Without Cause or for Good Reason ($)	Death ($)	Disability ($)
Joe Bergera

Cash Severance	833,400	231,500	113,852	949,150	231,500	113,852
Medical Benefits (1)	15,513	—	—	15,513	—	—
Equity Award Acceleration (2)	—	659,714	659,714	1,006,983	659,714	659,714

Estimated Total	848,913	891,214	773,566	1,971,646	891,214	773,566

Kerry A. Shiba

Cash Severance	442,000	—	—	685,100	—	—
Medical Benefits (1)	15,513	—	—	15,513	—	—
Equity Award Acceleration (2)	—	227,711	227,711	474,002	227,711	227,711

Estimated Total	457,513	227,711	227,711	1,172,615	227,711	227,711

Todd Kreter

Cash Severance	312,000	—	—	312,000	—	—
Medical Benefits (1)	14,375	—	—	14,375	—	—
Equity Award Acceleration (2)	—	224,939	224,939	342,756	224,939	224,939

Estimated Total	326,375	224,939	224,939	669,131	224,939	224,939

William M. Cousins

Cash Severance	307,000	—	—	307,000	—	—
Medical Benefits (1)	6,947	—	—	6,947	—	—
Equity Award Acceleration (2)	—	267,040	267,040	412,960	267,040	267,040

Estimated Total	313,947	267,040	267,040	729,907	267,040	267,040

(1)	Calculated based on the premiums payable to elect benefit continuation coverage by the named executive officer pursuant to COBRA for 12 months and for the actual level of group medical, dental and vision coverage in effect as of March 31, 2024.
(2)	Calculated based on the assumption that the outstanding equity awards are not assumed by an acquirer in connection with a change of control. Calculated assuming a rTSR modifier of 1x during the applicable performance periods, with respect to the accelerated PSUs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information as of March 31, 2024 regarding shares of our common stock that may be issued under our equity compensation plans, including the 2007 Omnibus Incentive Plan (the “Predecessor Plan”), the 2016 Plan, Iteris, Inc. Employee Stock Purchase Plan (the “ESPP”), and the Iteris, Inc. 2020 Employment Inducement Incentive Award Plan (the “Inducement Plan”). Other than the Inducement Plan, each of these plans has been approved by our stockholders.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Vesting of RSUs and PSUs and Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,727,875	(1)	4.57	1,869,135	(2)
Equity compensation plans not approved by security holders (3)	40,587	(4)	5.65	—

(1)	Includes 5,823,186 shares subject to outstanding stock option awards, 787,441 shares subject to outstanding RSU awards and 117,248 shares subject to outstanding PSUs (at “target” performance levels), as of March 31, 2024.
(2)	Includes 271,597 shares remaining available for issuance under the ESPP as of March 31, 2024, of which 271,597 shares were eligible to be purchased pursuant to the offering period in effect on such date. No further awards will be made under the Predecessor Plan.
(3)	On December 4, 2020, the Board of Directors approved the Inducement Plan in conjunction with the TrafficCast acquisition. The terms of the Inducement Plan are substantially similar to the terms of the 2016 Plan with the exception that incentive stock options may not be granted under the Inducement Plan. The Inducement Plan was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Board initially reserved 300,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, and only if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. No future awards will be issued under the Inducement Plan.
(4)	Includes 35,000 shares subject to outstanding stock option awards and 5,587 shares subject to outstanding RSU awards.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 19, 2024, the number and percentage ownership of our common stock by (i) all persons known to us to beneficially own more than 5% of the outstanding common stock, (ii) each of the named executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. To our knowledge, except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned, subject to community property and similar laws, where applicable.

	Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Samjo Capital, LLC, Samjo Management, LLC and Andrew N. Wiener(3)	6,463,800	15.1%
BlackRock, Inc.(4)	2,841,298	6.6%
The Vanguard Group(5)	2,412,795	5.6%
Joe Bergera(6)	2,403,737	5.3%
Kerry A. Shiba(7)	12,080	*
Todd Kreter(8)	441,520	1.0%
Will Cousins(9)	57,563	*
Gerard M. Mooney(10)	110,333	*
Gary Hall(11)	26,144	*
Laura L. Siegal(12)	108,107	*
Thomas L. Thomas(13)	247,393	*
Kimberly Valentine-Poska(14)	27,429	*
Dennis W. Zank(15)	81,400	*
All current executive officers and directors as a group (10 persons)(16)	3,515,706	7.7%

*	Less than 1%.
(1)	The address of each of the directors and officers is 1250 S. Capital of Texas Hwy., Bldg. 1, Suite 330, Austin, TX 78746.
(2)	Based on 42,940,989 shares of common stock outstanding as of July 19, 2024. Shares of common stock subject to options or warrants which are exercisable or shares of RSUs that are subject to vest within 60 days of July 19, 2024 are deemed to be beneficially owned by the person holding such option, warrants or RSUs for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. Other than as described in the preceding sentence, shares issuable upon exercise of outstanding options and warrants are not deemed to be outstanding for purposes of this calculation. In addition to the shares held in the individual’s name, the number of shares indicated also includes shares held for the benefit of the named person under our 401(k) plan.
(3)	Pursuant to a Schedule 13G/A filed on February 9, 2024 with the SEC, Samjo Capital, LLC reported that through the following beneficial owners the following voting power: (1) Samjo Capital, LLC has shared voting power and shared dispositive power with respect to 3,295,000 shares, (2) Samjo Management, LLC has shared voting power with respect to 3,361,000 shares and shared dispositive power of 6,463,800 shares, and (3) Andrew N. Wiener has shared voting power with respect to 3,361,000 shares, and sole dispositive power with respect to 6,463,800 shares. Mr. Wiener is the sole Managing Member of Samjo Capital, LLC and Samjo Management, LLC. The address for Samjo Capital, LLC is 880 Third Avenue, 16th Floor, New York, NY 10022.

(4)	Pursuant to a Schedule 13G filed on January 29, 2024 with the SEC, BlackRock, Inc. reported that, through its various clients, it has sole voting power with respect to 2,816,141 shares and sole dispositive power with respect to 2,841,298 shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(5)	Pursuant to a Schedule 13G/A filed on February 13, 2024 with the SEC, The Vanguard Group reported that, through its various clients, it has shared voting power with respect to 46,753 shares, sole dispositive power with respect to 2,351,060 and shared dispositive power with respect to 61,735. The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.
(6)	Consists of (i) 220,976 shares held directly by Mr. Bergera and (ii) 2,182,761 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 19, 2024.
(7)	Consists of 12,080 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 19, 2024.
(8)	Consists of (i) 96,645 shares held directly by Mr. Kreter, and (ii) 344,875 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 19, 2024.
(9)	Consists of (i) 6,571 shares held directly by Mr. Cousins and (ii) 50,992 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after July 19, 2024.
(10)	Consists of (i) 92,904 shares held directly by Mr. Mooney and (ii) 17,429 shares subject to RSUs that vest within 60 days after July 19, 2024.
(11)	Consists of 26,144 shares subject to RSUs that vest within 60 days after July 19, 2024.
(12)	Consists of (i) 81,963 shares held directly by Ms. Siegal and (ii) 26,144 shares subject to RSUs that vest within 60 days after July 19, 2024.
(13)	Consists of (i) 112,818 shares held directly by Mr. Thomas, (ii) 117,146 shares held by Mr. Thomas’s Trust, and (iii) 17,429 shares subject to RSUs that vest within 60 days after July 19, 2024.
(14)	Consists of (i) 10,000 shares held directly by Ms. Valentine-Poska and (ii) 17,429 shares subject to RSUs that vest within 60 days after July 19, 2024.
(15)	Consists of (i) 63,971 shares held directly by Mr. Zank and (ii) 17,429 shares subject to RSUs that vest within 60 days after July 19, 2024.
(16)	Includes (i) 2,590,708 shares issuable upon exercise of options held by the current executive officers and directors as a group that are currently exercisable or will become exercisable within 60 days after July 19, 2024 and (ii) 122,004 shares subject to RSUs held by the executive officers and directors as a group that vest within 60 days of July 19, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Since April 1, 2022, other than the agreements and transactions described in “Executive Compensation and Other Matters” above, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two fiscal years and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

Our policy is to have a majority of the directors qualify as “independent” under the standards established by Nasdaq. The Board has determined that each of our directors, other than our President and Chief Executive Officer, Joe Bergera, satisfies the requirements for “independence” using the standards established by Nasdaq. In addition, the Board has determined that Mses. Siegal and Valentine-Poska and Messrs. Mooney and Zank meet the additional test for independence for Audit Committee members, and Ms. Siegal and Messrs. Mooney, Thomas and Zank meet the additional test for independence for Compensation Committee members, imposed by SEC regulation and the Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees we have paid to Deloitte in the following categories and amounts during Fiscal 2024 and Fiscal 2023:

	Year Ended March 31,
Fee Category	2024	2023
Audit Fees	1,279,546	1,184,829
Audit-Related Fees	1,895	1,895
Tax Fees	—	—
All Other Fees	—	—
Total fees	1,281,441	1,186,724

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of our overhead rate and the audit of our annual consolidated financial statements for the applicable fiscal year and review of our consolidated financial statements included in our quarterly reports on Form 10-Q, Annual Report on Form 10-K (and 10-K/A) and other regulatory filings for such fiscal year.

Audit Related Fees

Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reporting under “Audit Fees.” Audit related fees for Fiscal 2024 and Fiscal 2023 were related to a subscription to Deloitte’s Accounting Research Tool.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees billed by Deloitte for Fiscal 2024 or Fiscal 2023.

All Other Fees

There were no fees billed by Deloitte in Fiscal 2024 or Fiscal 2023 for any other services.

Audit Committee Pre-Approval Policies and Procedures

All engagements for services by Deloitte or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis, non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by Deloitte for Fiscal 2024 and Fiscal 2023.

The Audit Committee reviewed and discussed the services rendered by Deloitte during Fiscal 2024, as well as the fees paid for such services, and has determined that the provision of such services by Deloitte, and the fees paid for such services, were compatible with maintaining Deloitte’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

1. Consolidated Financial Statements:

Incorporated by reference to Item 15(a)(1) of the Original Form 10-K.

2. Financial Statement Schedules:

Incorporated by reference to Item 15(a)(2) of the Original Form 10-K.

3. Exhibits:

The following table sets forth the exhibits either filed herewith or incorporated herein by reference:

Exhibit Index

Exhibit Number		Description	Reference
2.1	†	Asset Purchase Agreement, dated May 2, 2020, by and among Iteris, Inc., ClearAg, Inc., and DTN, LLC	Exhibit 2.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on May 6, 2020

3.1		Restated Certificate of Incorporationof Iteris,Inc.as filed with the Delaware Secretary of State on October 12, 2018	Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on October 15, 2018

3.2		Restated Bylaws of the Registrant, as amended through August 6, 2018	Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the SEC on August 7, 2018

4.1		Specimen common stock certificate	Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A (File No. 001-08762), as filed with the SEC on December 8, 2004

4.2		Description of Iteris, Inc. Securities Registered under Section 12 of the Exchange Act	Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

10.1	†	Asset Purchase Agreement dated December 6, 2020, by and between Iteris, Inc. and TrafficCast International, Inc.	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2020

10.2	*	Form of Indemnification Agreement entered into by the registrant and certain of its officers and directors	Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the SEC on June 29, 2004

10.3		Office Lease Agreement, dated May 24, 2007, by and between the registrant and Realty Associates Fund X, L.P. (as the successor to Crown Carnegie Associates, LLC)	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the SEC on August 14, 2007

10.4		First Amendment to Lease, dated February 21, 2014, by and between RREF II Freeway Acquisitions, LLC and Iteris,Inc.	Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the SEC on September 4, 2014

Exhibit Number		Description	Reference
10.5		Second Amendment to Lease, dated September 29, 2014, by and between Realty Associates Fund X, L.P. and Iteris,Inc. (as the successor to Realty Associate RREF II Freeway Acquisitions, LLC) and Iteris, Inc.	Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.6		Third Amendment to Lease, dated December 15, 2016, by and between Realty Associates Fund X, L.P. and Iteris,Inc.	Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.7		Fourth Amendment to Lease, dated May 17, 2021, by and between Realty Associates Fund X, L.P. and Iteris, Inc.	Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2021 as filed with the SEC on June 1, 2021

10.8	*	Iteris, Inc. Employee Stock Purchase Plan	Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 7, 2018

10.9	*	2007 Omnibus Incentive Plan (Amended and Restated as of July 2015)	Appendix A to the registrant’s Definitive Proxy Statement as filed with the SEC on July 29, 2015

10.10	*	Forms of Stock Option Agreements under the 2007 Omnibus Incentive Plan	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 11, 2012

10.11	*	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on July 28, 2010

10.12	*	Amended and RestatedIteris, Inc.2016 Omnibus Incentive Plan	Exhibit 99.1 to registrant's Registration Statement on Form S-8 (File No. 333-228210) as filed with the SEC on November 6, 2018

10.13	*	Form of Performance Stock Unit Issuance Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.14	*	Revised Form of Restricted Stock Unit Issuance for use with 2016 Omnibus Incentive Plan	Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

10.15	*	Revised Form of Form of Notice of Grant of Stock Option and Form of Stock Option Agreement for use with 2016 Omnibus Incentive Plan	Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 as filed with the SEC on August 4, 2020

Exhibit Number		Description	Reference
10.16	*	Employment Agreement dated September 8, 2015, between Iteris, Inc. and Joe Bergera	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 22, 2015

10.17	*	Iteris, Inc. Amended and Restated Executive Severance Plan	Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 6, 2019

10.18	*	Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.19	*	Form of Restricted Stock Unit Issuance Agreement for use with the Iteris, Inc. Deferred Compensation Plan Effective Date October 1, 2020	Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 as filed with the SEC on February 2, 2021

10.20	*	2016 Omnibus Incentive Plan (Amended and Restated effective September 9, 2021)	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on September 9, 2021

Exhibit Number		Description	Reference
10.21	*	Employment Agreement, dated January 30, 2023, between Iteris, Inc. and Kerry Shiba	Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed with the SEC on February 2, 2023

23		Consent of Independent Registered Public Accounting Firm, dated June 13, 2024	Exhibit 23 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

24		Power of Attorney	Exhibit 24 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024 (included on the Signature page)

31.1		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

31.2		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

31.3		Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4		Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

32.2		Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

97		Incentive Compensation Clawback Policy	Exhibit 97 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

101.INS		Inline XBRL Instance Document	Exhibit 101.INS to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

101.SCH		Inline XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document	Exhibit 101.CAL to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document	Exhibit 101.LAB to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document	Exhibit 101.PRE to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

101.DEF		Inline XBRL Taxonomy Definition Presentation Linkbase Document	Exhibit 101.DEF to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2024 as filed with the SEC on June 13, 2024

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Dated: July 29, 2024	ITERIS, INC. (Registrant)

	By	/s/ JOE BERGERA
Joe Bergera Chief Executive Officer (Principal Executive Officer)

