Form 10-Q
period 2024-06-30
ITERIS, INC.
filed 2024-08-08
CIK 350868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 42,822,824 shares of our common stock outstanding.

ITERIS, INC.
Quarterly Report on Form 10-Q

Unless otherwise indicated in this report, the “Company,” “we,” “us” and “our” refer to Iteris, Inc. ClearMobility®, Iteris®, and Vantage® are among, but not all of, the trademarks of Iteris, Inc. Any other trademarks or trade names mentioned herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Iteris, Inc.
Unaudited Condensed Balance Sheets
(In thousands, except par values)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,377	$25,850
Restricted cash	248	125
Trade accounts receivable, net of allowance for doubtful accounts of $281 and $351 at June 30, 2024 and March 31, 2024, respectively	30,635	25,672
Unbilled accounts receivable	8,386	7,271
Inventories	14,841	13,432
Prepaid expenses and other current assets	3,418	3,581
Total current assets	78,905	75,931
Property and equipment, net	1,288	1,296
Right-of-use assets	6,827	7,237
Intangible assets, net	8,791	9,602
Goodwill	28,340	28,340
Other assets	1,084	1,039
Total assets	$125,235	$123,445
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,100	$15,852
Accrued payroll and related expenses	13,070	12,812
Accrued liabilities	6,535	6,596
Deferred revenues	7,859	8,070
Total current liabilities	44,564	43,330
Lease liabilities	5,857	6,210
Deferred income taxes	538	515
Unrecognized tax benefits	39	39
Other long-term liabilities	3,954	3,444
Total liabilities	54,952	53,538
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized shares — 2,000
Issued and outstanding shares — none	—	—
Common stock, $0.10 par value:
Authorized shares - 70,000 at June 30, 2024 and March 31, 2024
Issued and outstanding shares — 43,006 at June 30, 2024 and 42,972 at March 31, 2024	4,301	4,298
Treasury stock	(29)	(15)
Additional paid-in capital	194,695	194,093
Accumulated deficit	(128,684)	(128,469)
Total stockholders' equity	70,283	69,907
Total liabilities and stockholders' equity	$125,235	$123,445

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2024	2023
Product revenues	$24,396	$23,658
Service revenues	21,381	19,887
Total revenues	45,777	43,545
Cost of product revenues	13,171	12,104
Cost of service revenues	15,266	14,638
Cost of revenues	28,437	26,742
Gross profit	17,340	16,803
Operating expenses:
General and administrative	6,306	5,801
Sales and marketing	7,250	6,290
Research and development	2,880	2,108
Amortization of intangible assets	651	651
Total operating expenses	17,087	14,850
Operating income	253	1,953
Non-operating income:
Other income, net	56	199
Interest income, net	131	68
Income before income taxes	440	2,220
Provision for income taxes	(48)	(95)
Net income	$392	$2,125

Net income per common share
Basic net income per share	$0.01	$0.05
Diluted net income per share	$0.01	$0.05

Shares used in basic per share calculations	42,969	42,567
Shares used in diluted per share calculations	43,970	43,640

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Cash Flows
(In thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$392	$2,125
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Right-of-use asset non-cash expense	539	511
Deferred income taxes	23	22
Depreciation of property and equipment	135	150
Stock-based compensation	595	525
Amortization of intangible assets	982	783
Changes in operating assets and liabilities:
Trade accounts receivable	(4,963)	(1,620)
Unbilled accounts receivable and deferred revenues	(816)	687
Inventories	(1,409)	(693)
Prepaid expenses and other assets	118	(1,182)
Trade accounts payable and accrued expenses	1,268	3,354
Operating lease liabilities	(482)	(616)
Net cash (used in) provided by operating activities	(3,618)	4,046
Cash flows from investing activities
Purchases of property and equipment	(24)	(168)
Capitalized software development costs	(97)	(588)
Net cash used in investing activities	(121)	(756)
Cash flows from financing activities
Proceeds from stock option exercises	10	257
Tax withholding payments for net share settlements of performance stock units	—	(6)
Repurchases of common stock	(621)	—
Net cash (used in) provided by financing activities	(611)	251
(Decrease) increase in cash, cash equivalents and restricted cash	(4,350)	3,541
Cash, cash equivalents and restricted cash at beginning of period	25,975	16,727
Cash, cash equivalents and restricted cash at end of period	$21,625	$20,268
Supplemental schedule of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$129	$121
Purchases of fixed assets in accounts payable	$103	$—
Capitalized software development costs in accounts payable and accrued liabilities	$74	$234

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Unaudited Condensed Statements of Stockholders’ Equity
(In thousands)

	THREE MONTHS ENDED JUNE 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	42,972	$4,298	148	$(15)	$194,093	$(128,469)	$69,907
Stock option exercises	3	—	—	—	10	—	10
Issuance of shares pursuant to vesting of performance stock units, net of payroll withholding taxes	31	3	—	—	(3)	—	—
Stock-based compensation	—	—	—	—	595	—	595
Treasury stock purchases	—	—	147	(14)	—	(607)	(621)
Net income	—	—	—	—	—	392	392
Balance at June 30, 2024	43,006	$4,301	295	$(29)	$194,695	$(128,684)	$70,283

	THREE MONTHS ENDED JUNE 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	42,808	$4,282	369	$(891)	$190,082	$(130,567)	$62,906
Stock option exercises	60	6	—	—	251	—	257
Issuance of shares pursuant to vesting of restricted stock units, net of payroll withholding taxes	1	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	525	—	525
Net income	—	—	—	—	—	2,125	2,125
Balance at June 30, 2023	42,869	$4,288	369	$(891)	$190,852	$(128,442)	$65,807

See accompanying Notes to Unaudited Condensed Financial Statements

Iteris, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2024
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
As a pioneer in intelligent transportation systems (“ITS”) technology, our intellectual property, advanced detection sensors, mobility and traffic data, software-as-a-service (“SaaS”) and data-as-a-service ("DaaS") offerings, mobility consulting services, and cloud-enabled managed services represent a comprehensive range of smart mobility infrastructure management solutions that we distribute to customers throughout the United States (“U.S.”) and internationally.
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
Basis of Presentation
Our unaudited condensed financial statements have been prepared in accordance with the rules of the SEC for interim reporting, which permit certain footnotes or other financial information that are normally required by generally accepted accounting principles in the U.S. (“GAAP”) to be condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for Fiscal 2024, filed with the SEC on June 13, 2024, as amended on July 29, 2024. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for fiscal year ended March 31, 2025 (“Fiscal 2025”) or any other future periods.
Use of Estimates
The preparation of unaudited financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made in the preparation of the financial statements include, but are not limited to, recoverability of long-lived and intangible assets; estimates of future cash flows used to assess the recoverability of the impairment of goodwill; projections of taxable income used to assess realizability of deferred tax assets; warranty reserves; costs to complete long-term contracts; indirect cost rates used in cost plus contracts; fair value of stock option awards and equity instruments; and capitalization and estimated useful life of the Company’s internal-use software development costs. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates, and they are adjusted prospectively based upon such periodic evaluation.

Revenue Recognition
Our revenue arrangements are complex in nature and require significant judgment in determining the performance obligation structure. Each contract is unique in nature and therefore is assessed individually for appropriate accounting treatment.
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We generate all of our revenues from contracts with customers, ranging from purchase orders to multi-year agreements.
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
Service revenues include revenues derived from the use of the Company’s service platforms and application programming interfaces on a subscription basis as well as from maintenance and support. We generate these revenues from monthly active user fees, SaaS fees, hosting and storage fees, and maintenance and support fees. In most cases, the subscription or transaction arrangement is a single performance obligation comprising a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. The Company determined that this method best represents the transfer of services in these situations as the customer obtains equal benefit from the service throughout the service period.
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
Disaggregation of Revenues
The Company disaggregates revenues from contracts with customers into product revenues and service revenues.
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
The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The Company estimates allowances for expected credit losses on trade accounts receivable and contract assets as required by the Current Expected Credit Loss (“CECL”) model pursuant to Accounting Standards Codification ("ASC") 326 - Financial Instruments - Credit Losses. If warranted, the allowance is increased by the Company’s provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.
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
Contract Fulfillment Costs
The Company evaluates whether to capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. There were approximately $0.4 million and $0.5 million of contract fulfillment costs as of June 30, 2024 and March 31, 2024, respectively, which are presented in the accompanying unaudited condensed balance sheets as prepaid expense. These costs primarily relate to the satisfaction of performance obligations related to the set-up of SaaS platforms. These costs are amortized on a straight-line basis over the estimated useful life of the SaaS platform.

Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2024 and March 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial, primarily as a result of the termination provisions within our contracts, which make the duration of the accounting term of the contract one year or less.
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
The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (for example, sales, use, value added, and some excise taxes). This employs the practical expedient under ASC 606-10-32-2A. Sales taxes are presented on a net basis (excluded from revenues) in the accompanying statements of income.
Deferred Revenues
Deferred revenue in the accompanying unaudited condensed balance sheets is composed of consideration received in advance of the satisfaction of performance obligations. Deferred revenue that is not expected to be recognized within the next twelve months is included in other long-term liabilities on the accompanying unaudited condensed balance sheets and was $4.0 million and $3.4 million as of June 30, 2024 and March 31, 2024, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
Cash and cash equivalents consist primarily of demand deposits and money market funds maintained with two financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high quality financial institutions, and therefore are believed to have minimal credit risk. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2024, the Company had approximately $21.1 million of deposits at financial institutions in excess of the FDIC insured limit.
Our accounts receivable are primarily derived from billings with customers located throughout North America. We generally do not require collateral or other security from our North American customers. We maintain an allowance for credit losses, which losses have historically been within management’s expectations.
We currently have, and historically have had, a diverse customer base. For the three months ended June 30, 2024 and 2023, no individual customer represented greater than 10% of our total revenues. As of June 30, 2024 and March 31, 2024, no individual customer represented greater than 10% of our total accounts receivable.

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
As of June 30, 2024 and March 31, 2024, restricted cash was $0.2 million and $0.1 million, respectively, consisting of cash restricted for share purchases under the Employee Stock Purchase Plan (“ESPP”) (see Note 7, Stock-Based Compensation, for further details on the ESPP).
Cash, cash equivalents and restricted cash presented in the accompanying unaudited condensed statements of cash flows consisted of the following:

	June 30,
	2024	2023
	(In thousands)
Cash and cash equivalents	$21,377	$19,994
Restricted cash	248	274
	$21,625	$20,268
Allowance for Credit Loss
We record accounts receivable net of the allowance for credit losses. The allowance is established in accordance with the CECL model. We estimate the allowance for credit losses based on the Company’s assessment of its ability to collect on customer accounts receivable. The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers’ financial condition. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. The allowance reflects our best estimate of probable losses associated with the accounts receivable balance. Our assessment is based on historical experience, current information and reasonable and supportable forecasts. Accounts receivables with similar risk characteristics are evaluated collectively and accounts receivables that do not share similar risk characteristics are evaluated individually. Risk characteristics relevant to the Company’s accounts receivable include account balance and aging status. Adjustments to the allowance for credit losses are recorded through bad debt expense, which is included in operating expenses on the accompanying statements of income. The Company writes off accounts receivable against the allowance when it determines that the balance is uncollectible and collection of the receivable is no longer being actively pursued.

Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.
Property and Equipment
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life ranging from two to eight years. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life of the improvement, whichever is shorter.
Intangible Assets
Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. When determining useful life, the Company considers the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. We carry intangible assets without determinable economic lives at cost, and do not amortize them. We review such intangible assets for impairment at least annually.
Capitalized Software Development Cost
The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350-40, Intangibles — Internal Use Software (“ASC 350-40”). Under ASC 350-40, the costs incurred during the application development stage, which include costs of software configuration and interface design, coding, installation and testing are required to be capitalized. Costs incurred during the preliminary project design along with post-implementation stages of internal use software are expensed as incurred and included in research and development in the statements of income.
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
The events and circumstances we consider in performing the qualitative assessment include macroeconomic conditions, industry and market considerations, overall financial performance of the reporting units and other relevant entity-specific events. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is equal to or exceeds its carrying value, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test, which involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. To estimate the fair value of the reporting unit for the impairment test, the entity can use an income approach, a market approach, or a combination of both. If the estimated fair value exceeds book value, goodwill is not considered to be impaired. If, however, the estimated fair value of a reporting unit is less than its book value, then we recognize an impairment loss equal to the amount that the book value of the reporting unit exceeds its estimated fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
We monitor the indicators for goodwill impairment between annual tests. During the three months ended June 30, 2024 and 2023, we did not recognize an impairment loss for goodwill.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. We determine whether the carrying value of an asset or asset group is recoverable, based on comparisons to undiscounted expected future cash flows we expect the asset or asset group to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. During the three months ended June 30, 2024 and 2023, we did not recognize an impairment loss to our long-lived and intangible assets.

Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more-likely-than-not that some or all of the deferred tax assets will not be realized, which increases our income tax expense in the period such determination is made. As such, as of June 30, 2024, we determined it was appropriate to record a full valuation allowance against our deferred tax assets. We will continuously reassess the appropriateness of maintaining a valuation allowance. We intend to continue maintaining a full valuations allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Stock-Based Compensation
We record stock-based compensation in our unaudited condensed statements of income as an expense, based on the estimated grant date fair value of our stock-based awards, whereby such fair values are amortized over the requisite service period. Our stock-based awards currently comprise common stock options, restricted stock units and performance stock units. The fair value of our common stock option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. The fair value of our performance stock unit awards is estimated on the grant date using a Monte Carlo simulation model. While the use of these models meets established requirements, the estimated fair values generated by the models might not be indicative of the actual fair values of our awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements, as well as limited transferability. The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Research and Development Expenditures
We expense research and development expenditures in the period incurred.
Shipping and Handling Costs
We include shipping and handling costs in the cost of revenues in the period during which the products ship.
Sales Taxes
We present sales taxes on a net basis (excluded from revenues) in the statements of income.
Right-of-Use Assets and Lease Liabilities
We determine if an arrangement contains a lease at inception and classify the lease as either an operating or finance lease at its commencement.
Right-of-use assets and lease liabilities are recorded based on the present value of future lease payments, which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, we utilize inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Finance leases incur interest expense using the effective interest method in addition to amortization of the leased asset on straight-line basis, both over the applicable lease term. Lease terms may factor in options to extend or terminate the lease.

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
Warranty
We generally provide a two- to three-year warranty on materials and workmanship from the original invoice date on all products manufactured by the Company. Products sold to various original equipment manufacturer customers sometimes carry longer warranties. We will either repair or replace defective products, usually at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenues for that product is recognized. The accrued warranty reserve is included within accrued liabilities in the accompanying unaudited condensed balance sheets. We do not provide any service-type warranties.
Repair and Maintenance Costs
We incur repair and maintenance costs in the normal course of business. Should the repair or maintenance result in a permanent improvement to one of our leased facilities, the cost is capitalized as a leasehold improvement and amortized over its useful life or the remainder of the lease period, whichever is shorter. Non-permanent repair and maintenance costs are expensed as incurred.
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
Comprehensive Income
Net income was the same as comprehensive income for the three months ended June 30, 2024 and 2023.
Recent Accounting Pronouncements
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

2.Supplemental Financial Information
Inventories
The following table presents details of our inventories, net:

	June 30, 2024	March 31, 2024
	(In thousands)
Raw materials	$11,514	$9,063
Work in process	185	468
Finished goods	3,142	3,901
	$14,841	$13,432
Property and Equipment
The following table presents details of our property and equipment, net:

	June 30, 2024	March 31, 2024
	(In thousands)
Equipment	$6,968	$6,871
Leasehold improvements	858	828
Accumulated depreciation	(6,538)	(6,403)
	$1,288	$1,296
Depreciation expense was approximately $0.1 million and $0.2 million for the three-month periods ending June 30, 2024 and June 30, 2023, respectively. Depreciation expense is included in cost of revenues and operating expenses in our unaudited condensed statements of income.
Intangible Assets
The following table presents details of our net intangible assets:

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Technology	$5,029	$(4,601)	$428	$5,009	$(4,369)	$640
Customer contracts / relationships	9,550	(6,136)	3,414	9,550	(5,783)	3,766
Trade names and non-compete agreements	782	(770)	12	782	(770)	12
Capitalized software development costs	10,315	(5,378)	4,937	10,164	(4,980)	5,184
Total	$25,676	$(16,885)	$8,791	$25,505	$(15,902)	$9,602
Amortization expense for intangible assets subject to amortization was approximately $1.0 million and $0.8 million for the three-month periods ended June 30, 2024 and 2023, respectively. Of the total amortization expense, approximately $0.3 million and $0.1 million was recorded to cost of revenues for each of the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $0.7 million was recorded to operating expenses for each of these three-month periods.
We have one indefinite useful life intangible asset, with de minimis carrying value, which was included in trade names and non-compete agreements.

As of June 30, 2024, future estimated amortization expense was as follows:

Year Ending March 31,
(In thousands)
2025	$2,586
2026	2,359
2027	2,036
2028	1,295
2029	503
$8,779
The future estimated amortization expense does not include the indefinite useful life intangible asset described above.
Goodwill
Goodwill was $28.3 million as of June 30, 2024 and March 31, 2024. There was no change to the goodwill carrying value during the three-month period ending June 30, 2024.
Warranty Reserve Activity
Warranty reserve is recorded as accrued liabilities in the accompanying unaudited condensed balance sheets. The following table presents activity related to the warranty reserve:

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Balance at beginning of fiscal year	$813	$758
Additions charged to cost of sales	48	193
Warranty claims	(5)	(96)
Balance at end of reporting period	$856	$855
Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2024	2023
	(In thousands, except per share amounts)
Numerator:
Net income	$392	$2,125
Denominator:
Weighted average common shares used in basic computation	42,969	42,567
Stock options and other dilutive awards	1,001	1,073
Weighted average common shares used in diluted computation	43,970	43,640
Net income per common share
Basic net income per share	$0.01	$0.05
Diluted net income per share	$0.01	$0.05

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Stock options	3,677	3,362
Restricted stock units	18	280
3.Fair Value Measurements
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
We did not have any material financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2024 or March 31, 2024. Our non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a nonrecurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or an adjustment for impairment. No non-financial assets were measured at fair value at June 30, 2024 and March 31, 2024.
The following tables present the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,461	$(681)	$843	$1,623

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,474	$(535)	$702	$1,641

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Estimated Fair Value
	(In thousands)
Assets:
Level 1:
Securities held in deferred compensation plan (1)	$1,539	$(542)	$650	$1,647

Liabilities:
Level 1:
Deferred compensation plan liabilities (2)	$1,415	$(485)	$633	$1,563
(1) Included in prepaid expenses and other current assets on the Company’s balance sheets.
(2) Included in accrued payroll and related expenses on the Company’s balance sheets.
Unrealized losses related to investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, nor is it more likely than not that we would be required to sell, any of our investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of June 30, 2024.
4.Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, not including taxes related to specific events. Taxes relate to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three months ended June 30, 2024 was less than $0.1 million, or 10.9% of the pretax income, as compared with an expense of approximately $0.1 million, or 4.3% of pretax income, for the three months ended June 30, 2023.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we consider it appropriate to maintain a valuation allowance on our deferred tax assets. We recorded a valuation allowance against all of our deferred tax assets as of June 30, 2024, and March 31, 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

5.Commitments and Contingencies
Litigation and Other Contingencies
As a provider of traffic engineering services, hardware products, software and other various solutions for the traffic industry, the Company is, and may in the future from time to time, be involved in disputes, proceedings, or litigation relating to claims arising out of its operations in the normal course of business, such as intellectual property infringement and contractual matters. While the Company cannot accurately predict the outcome of any such disputes, proceedings, or litigation, the Company is not a party to any legal dispute, proceeding, or litigation, the outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.
The Company agreed to accept a $1.0 million return of inventory sold by the Company during the three months ended June 30, 2023, at the request of a prime contractor and related to a project that has been delayed and for which there were no known issues with the product. The Company was a subcontractor to the prime contractor on the delayed project. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023, to accept the inventory return. For the three months ended June 30, 2023, we recognized a pretax loss contingency of $0.2 million, $1.0 million in accrued liabilities representing the sale value of the inventory and $0.8 million in prepaid expenses and other current assets representing the estimated value of the inventory to be returned in the future. The inventory was returned, and the accrued liability was paid. As of June 30, 2024 and March 31, 2024, there were no outstanding contingencies related to this inventory.
6.Right-of-Use Assets and Lease Liabilities
We have various operating leases for our offices, office equipment and vehicles in the United States. These leases expire at various times through 2030. Certain lease agreements contain renewal options from 1 year to 5 years, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the unaudited condensed balance sheet as follows:

	Classification	June 30, 2024	March 31, 2024
		(In thousands)
Assets
Operating lease right-of-use-assets	Right-of-use assets	$6,827	$7,237
Total operating lease right-of-use-assets		$6,827	$7,237

Liabilities
Operating lease liabilities (short-term)	Accrued liabilities	$2,176	$2,233
Operating lease liabilities (long-term)	Lease liabilities	5,857	6,210
Total lease liabilities		$8,033	$8,443

Lease Costs
We recorded approximately $0.6 million of lease costs in our unaudited condensed statements of income for each of the three months ended June 30, 2024 and 2023.

Supplemental Information
Information related to the Company right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended June 30,
	(Dollars in thousands)
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$815	$673
Weighted average remaining lease term (in years)	3.52	3.90
Weighted average discount rate	5.0%	4.7%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the next five years and the total of the remaining years to the operating lease liabilities recorded on the balance sheet as of June 30, 2024:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2025	$1,931
2026	2,436
2026	2,498
2028	1,447
2029	293
Thereafter	188
Total lease payments	8,793
Less imputed interest	(760)
Present value of future lease payments	8,033
Less current obligations under leases	(2,176)
Long-term lease obligations	$5,857

7.Stock-Based Compensation
We currently maintain two stock incentive plans, the 2007 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (the “2016 Plan”). Of these plans, we may only grant future awards from the 2016 Plan. The 2016 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, time-restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), cash incentive awards and other stock-based awards. At June 30, 2024, there were approximately 1.1 million shares of common stock available for grant or issuance under the 2016 Plan. Total stock options vested and expected to vest were approximately 6.2 million as of June 30, 2024.
Stock Options
A summary of activity with respect to our stock options for the three months ended June 30, 2024 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding at March 31, 2024	5,858	$4.11
Granted	369	4.21
Exercised	(3)	3.47
Forfeited	(67)	4.02
Expired	(3)	4.79
Options outstanding at June 30, 2024	6,154	4.12	5.4	$3,484
Options vested and exercisable at June 30, 2024	4,267	4.15	4.0	$2,647
Restricted Stock Units
A summary of activity with respect to our RSUs, which entitle the holder to receive one share of our common stock for each RSU upon vesting, for the three months ended June 30, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
RSUs outstanding at March 31, 2024	793	$4.18
Granted	110	4.27
Vested and released	—	—
Forfeited	(24)	3.49
RSUs outstanding at June 30, 2024	879	4.21
Performance Stock Units
The Company approves a “target” number of PSUs for our executive officers with performance and service-based vesting conditions. The actual number of units that ultimately vest will range from 0% to 200% of the original units awarded based on level of achievement. Between 0% and 160% of the PSUs will be eligible to vest based on annual performance during the three-year performance period relative to the revenues per share and cash flow from operations objectives to be established by the Compensation Committee at the beginning of each fiscal year. In addition, the final PSU vesting based on the revenues per share and cash flow from operations performance will be subject to a modifier between 0.75x and 1.25x based on the Company's total shareholder return relative to the Russell 2000 during the performance period, for a maximum achievement percentage of 200% of the "target" number of PSUs. The PSUs are amortized over a service period of three years. We estimated the value and the derived service period of the PSUs using the Monte Carlo simulation model.

In accordance with ASC 718 - Compensation – Stock Compensation, grant date is the date at which the grantor and the grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. For PSU awards with performance conditions to be established by the Compensation Committee at a future date, the grant date does not occur until the vesting conditions are established and communicated to the employees.
The following table summarizes the details of the performance stock units:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
PSUs outstanding at March 31, 2024	117	$4.75
Granted	83	4.55
Vested and released	(31)	5.02
Forfeited	(14)	6.16
PSUs outstanding at June 30, 2024	155	4.43
Stock-Based Compensation Expense
The following table presents stock-based compensation expense that is included in each line item on our unaudited condensed statements of income:

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Cost of revenues	$89	$85
General and administrative	361	202
Sales and marketing	55	134
Research and development	90	104
Total stock-based compensation	$595	$525
As of June 30, 2024, there was approximately $3.3 million, $1.8 million and $0.5 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years for stock options, 1.7 years for RSUs and 2.1 years for PSUs. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional stock options, RSUs or other stock-based awards.
Other Stock-Based Compensation Plans
We currently maintain an Employee Stock Purchase Plan that allows employees to have a percentage of their base compensation withheld to purchase the Company’s common stock at 95% of the lower of the fair market price at the beginning of the offering period or on the last trading day of the offering period. There are two offering periods during a calendar year, which consist of the six months beginning each January 1 and July 1. Employees may contribute 1-15% of their eligible gross pay up to a $0.03 million annual stock value limit. No shares were purchased during the three months ended June 30, 2024 and June 30, 2023 for the first offerings periods of Fiscal 2025 and 2024.

Deferred Compensation Plan
Effective October 1, 2020, the Company adopted the Iteris, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan consists of two plans, one that is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, and one for the benefit of non-employee members of our board of directors. Key employees, including our executive officers, and our non-employee directors who are notified regarding their eligibility to participate and delivered the DC Plan enrollment materials are eligible to participate in the DC Plan. Under the DC Plan, we provide participants with the opportunity to make annual elections to defer a percentage of their eligible cash compensation and equity awards. A participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of equity awards are credited to a bookkeeping account established in the name of the participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the equity award subject to the election. The Company established a rabbi trust to finance our obligations under the DC Plan with corporate-owned life insurance policies on participants, and the assets held within this trust are subject to the claims of the Company's creditors. The assets and liabilities are recorded at their fair value, which represents their respective amortized cost values plus any unrealized gains or losses. Refer to Note 3, Fair Value Measurements, for further detail on the DC Plan.
8.Stock Repurchase Program
On May 12, 2022, the Board of Directors approved a new plan for the Company to acquire up to $10.0 million of its outstanding common stock for an unspecified length of time (the "2022 Stock Repurchase Program"). Under the 2022 Stock Repurchase Program, we may repurchase shares from time to time in the open market and in privately negotiated transactions and block trades and may also repurchase shares pursuant to a 10b5-1 trading plan during our closed trading windows. There is no guarantee as to the exact number of shares that will be repurchased. We may modify or terminate the 2022 Stock Repurchase Program at any time without prior notice.
During the quarter ended June 30, 2024, we repurchased 146,541 shares for an aggregate price of approximately $0.6 million at an average price of $4.24 per share. From the inception of the 2022 Stock Repurchase Program through June 30, 2024, we repurchased approximately 486,402 shares of our common stock for an aggregate price of approximately $1.7 million, at an average price per share of $3.47. As of June 30, 2024, 339,861 repurchased shares have been retired and resumed their status as authorized and unissued shares of our common stock. As of the quarter ended June 30, 2024, approximately $8.3 million remained available for the repurchase of our common stock under our 2022 Stock Repurchase Program.
9.Business Segments
The Company's Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, reviews the Company's results on a consolidated basis and our financial results are presented under a single reportable segment to provide the most accurate representation of the Company's performance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report, including the following discussion and analysis, contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on our current expectations, estimates and projections about our business and our industry, and reflect management’s beliefs and certain assumptions made by us based upon information available to us as of the date of this report. When used in this report and the information incorporated herein by reference, the words “expect,” “believe,” “intend,” “plan,” “should,” “will,” “may,” "might," “anticipate,” “estimate,” “could,” “should,” and similar expressions or variations of these words are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our anticipated growth, sales, revenues, expenses, profitability, capital needs, backlog, manufacturing capabilities, the market acceptance of our products and services, competition, the impacts of any current or future litigation, the impacts of recent accounting pronouncements, the impacts of ongoing and new supply chain constraints, the status of our facilities and product development, reliance on key personnel, general economic conditions, including changing interest rates, the impacts of any future volatility or instability in national or international political conditions, any shutdown of the United Sates federal government, future impacts of COVID-19 and other future pandemics, and other characterizations of future events or circumstances are forward-looking statements. You should not place undue reliance on these forward-looking statements that speak only as of the date hereof. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause our actual results to differ materially and adversely from those projected. We encourage you to carefully read this report in conjunction with our annual report on Form 10-K in its entirety, including the various disclosures made by us which describe certain factors which could affect our business, such as those set forth in the “Risk Factors” of in Part II. Item 1A of this report, before deciding to invest in our Company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, including to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
General
We are a provider of smart mobility infrastructure management solutions. Our cloud-enabled solutions help public transportation agencies, municipalities, commercial entities and other transportation infrastructure providers monitor, visualize, and optimize mobility infrastructure to make mobility safe, efficient, and sustainable for everyone.
Developments Impacting our Business
Climate Change
We take climate change and its associated risks seriously. Increased frequency of severe and extreme weather events associated with climate change could adversely impact our facilities, interfere with intersection construction projects, such as work stoppages and project delays or cancellations, and have a material impact on our financial condition, cash flows and results of operations. More extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation are among the weather events that are most likely to impact our business. We are unable to predict the timing or magnitude of these events. However, we perform ongoing assessments of physical risk, including physical climate risk, to our business and we continue to implement efforts to mitigate these physical risks on an ongoing basis.
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

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we have included the following non-GAAP financial measures: net income before interest, taxes, depreciation, amortization, stock-based compensation expense, executive severance and transition costs and other legal expenses (“Adjusted EBITDA”); and net income before depreciation, amortization, stock-based compensation expense, executive severance and transition costs, other legal expenses and the tax effect of adjustments (“Adjusted Net Income”). Basic and Diluted Adjusted Net Income Per Share (“Basic Adjusted EPS” and “Diluted Adjusted EPS”, collectively, “Adjusted EPS”) are calculated as Adjusted Net Income divided by our basic and diluted weighted-average number of shares outstanding, respectively. Components of these non-GAAP financial measures may be adjusted from time to time to reflect specific events and circumstances as they occur.
Adjusted EBITDA was $2.9 million for the three months ended June 30, 2024, as compared to approximately $4.0 million for the three months ended June 30, 2023.
Adjusted Net Income was $2.8 million for the three months ended June 30, 2024, as compared to approximately $4.0 million for the three months ended June 30, 2023.
When viewed with our financial results prepared in accordance with GAAP and accompanying reconciliations, we believe Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and the related financial ratios provide additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and the related financial ratios, as presented in this Quarterly Report on Form 10-Q (“Form 10-Q”), are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by (used in) operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
We use Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We present Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our operating commitments.
Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and the related financial ratios have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
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

Because of these limitations, Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and the related financial ratios only as supplemental information. See our unaudited financial statements contained in this Form 10-Q. However, despite the above limitations, we believe that Adjusted EBITDA, Adjusted Net Income, Adjusted EPS and the related financial ratios are useful to an investor in evaluating our results of operations because these measures:
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
The following applicable financial items have been added back to or subtracted from our net income when calculating Adjusted EBITDA or Adjusted Net Income for the three months ended June 30, 2024 and 2023:
•Income taxes. This amount may be useful to investors because it represents the taxes that might be payable for the period and the change in deferred taxes during the period, and therefore could reduce cash flow available for use in our business.
•Depreciation expense. Iteris excludes depreciation expense primarily because it is a non-cash expense. This amount may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations.
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
•Interest income and expense. Iteris excludes interest income and expense because it does not believe these items reflect our ongoing business and operating results. These amounts may be useful to investors for determining current cash flow. For the three months ended June 30, 2024, interest expense includes the higher cash balance held with banks and the interest rates associated with those accounts.
•Stock-based compensation. These expenses consist primarily of expenses from employee and director equity-based compensation plans. Iteris excludes stock-based compensation primarily because it is a non-cash expense and Iteris believes that it is useful to investors to understand the impact of stock-based compensation to its results of operations and current cash flow.
•Executive severance and transition costs. Iteris excludes executive severance and transition costs because it does not believe that these expenses are reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance.

•Other legal expenses. Iteris excludes legal expenses that it believes are infrequent, unusual and not reflective of ongoing operating results in the period incurred. These amounts may be useful to our investors in evaluating our core operating performance. We do not adjust for any ordinary course legal expenses. For the three months ended June 30, 2024, other legal expenses consist of costs related to a specific breach of contract dispute for which the Company previously expected a settlement to be reached. However, due to a change in facts and circumstances that now point to a more protracted and costly process, we included the legal costs of $0.3 million incurred during the three months ended June 30, 2024 and $0.4 million for the three months ended June 30, 2023. The matter is currently scheduled to go to trial in September 2024, so related costs will likely increase in the near term. The Company believes that the probability of an outcome resulting in a loss is remote.
•    Tax effect of adjustments. This amount represents the income tax impact of the adjustments to net income, as the Company believes that its GAAP income tax benefit as reported is not representative of the income tax impact of the adjustments. The tax effect was determined by recalculating the Company’s current and deferred income tax expense after incorporating the non-GAAP adjustments listed on the Adjusted Net Income table. These amounts may be useful to our investors in evaluating our core operating performance.
The following tables present a reconciliation of historical net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues, and a reconciliation of historical net income to Adjusted Net Income and the presentation of Adjusted EPS.
Adjusted EBITDA

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Net income	$392	$2,125
Provision for income taxes	48	95
Depreciation expense	135	150
Amortization expense	982	783
Interest income, net	(131)	(68)
Stock-based compensation	595	525
Other adjustments:
Executive severance and transition costs	533	—
Other legal expenses	346	415
Adjusted EBITDA	$2,900	$4,025
Percentage of total revenues	6.3%	9.2%

Adjusted Net Income and Adjusted EPS

	Three Months Ended June 30,
	2024	2023
	(In thousands, except for share amounts)
Net income	$392	$2,125
Adjustments to net income:
Depreciation expense	135	150
Amortization expense	982	783
Stock-based compensation	595	525
Executive severance and transition costs	533	—
Other legal expenses	346	415
Tax effect on adjustments	(205)	14
Adjusted Net Income	$2,778	$4,012

Adjusted Net Income per share:
Basic	$0.06	$0.09
Diluted	$0.06	$0.09

Weighted-average shares used in computing Adjusted Net Income per share:
Basic	42,969	42,567
Diluted	43,970	43,640

	Three Months Ended June 30,
	2024	2023
Net income per share - basic	$0.01	$0.05
Adjusted Net Income adjustments(1)	0.05	0.04
Adjusted Net Income per share - basic	$0.06	$0.09

	Three Months Ended June 30,
	2024	2023
Net income per share - diluted	$0.01	$0.05
Adjusted Net Income adjustments(1)	0.05	0.04
Adjusted Net Income per share - diluted	$0.06	$0.09
(1)Reflects the aggregate adjustments to net income made to calculate Adjusted Net Income, as presented in the above table, divided by the GAAP weighted-average number of shares outstanding for the relevant period, as presented above. Due to rounding, some amounts may not compute as shown.
Key Business Metrics
We define Annual Recurring Revenue (“ARR”) as revenues recognized under GAAP during a reporting period for our software-as-a-service (“SaaS”), data-as-a-service (“DaaS”), and managed services we provide to our customers. These services typically are secured through binding multi-year contracts or are subject to annual renewals. ARR is an important key performance metric we use in managing our business because it reflects a more predictable and stable component of our revenues, as well as a base from which we can expand our relationships with existing customers. Fluctuations in ARR can reflect a variety of factors including increases or decreases in multi-year contracts, as well as specific contract inception and termination dates because we do not annualize revenues included in ARR.

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
Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our financial statements included herein, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period (see Note 1, Description of Business and Summary of Significant Accounting Policies, for more information). In preparing our financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and other factors that we believe are reasonable. We evaluate our estimates, assumptions and judgments regularly and apply our accounting policies consistently. We believe that the estimates, assumptions and judgments involved in the accounting for revenues recognition, goodwill, and income taxes have the most potential impact on our financial statements. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.
Recent Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this Report for a discussion of applicable recent accounting pronouncements.
Analysis of Quarterly Results from Operations
Total Revenues. The following table presents details of total revenues for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		$ Increase (decrease)	% Change
	2024	2023
	(In thousands, except percentages)
Product revenues	$24,396	$23,658	$738	3.1%
Service revenues	21,381	19,887	1,494	7.5%
Total revenues	$45,777	$43,545	$2,232	5.1%
Product revenues primarily consist of product sales, but also includes OEM products for the traffic signal markets, as well as third-party product sales for installation under certain construction-type contracts. Product revenues for the three months ended June 30, 2024 increased 3.1% to $24.4 million, as compared to $23.7 million in the corresponding period in the prior year, primarily due to continued strong demand for our sensors and products families as well as our third-party products.
Service revenues consist of software, managed services, systems integration, and consulting services revenues. In certain instances, the lack of third-party product and/or subcontractor service availability can impact the timing of systems integration projects and associated revenue recognition. Service revenues for the three months ended June 30, 2024 increased 7.5% to $21.4 million, compared to $19.9 million in the corresponding period in the prior year. This increase was due to an increase in subscription revenue for our software products, such as CVIEWPlus and ClearGuide, in addition to an increase in consulting services. Total annual recurring revenue, which we define as revenue from software and managed service contracts, was approximately 26.0% and 24.5% of total revenue for the three-month periods ended June 30, 2024 and June 30, 2023, respectively.
Total revenues for the three months ended June 30, 2024 increased 5.1% to $45.8 million, compared to $43.5 million in the corresponding period in the prior year due to the aforementioned reasons.

The Company added approximately $48.8 million of new bookings, or potential revenue under binding agreements, during the first quarter of Fiscal 2025. The Company's total ending backlog increased 2.4% to approximately $126.8 million as of June 30, 2024, as compared to approximately $123.8 million as of June 30, 2023.
Gross Profit and Gross Margin
The following tables present details of our gross profit for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		$ Increase (decrease)	% Change
	2024	2023
	(In thousands, except percentages)
Product gross profit	$11,225	$11,554	$(329)	(2.8)%
Service gross profit	6,115	5,249	866	16.5%
Total gross profit	$17,340	$16,803	$537	3.2%

Product gross margin as a % of product revenues	46.0%	48.8%
Service gross margin as a % of service revenues	28.6%	26.4%
Total gross margin as a % of total revenues	37.9%	38.6%
Our product gross margin as a percentage of product revenues for the three months ended June 30, 2024 decreased approximately 280 basis points compared to the corresponding period in the prior year. The decrease reflects a variety of factors, including the impact of negative current year inventory adjustments and a 117 basis points positive impact on prior year's gross margin from a product return sold previously at a lower than average gross margin. See Litigation and Other Contingencies below for more information.
Our service gross margin as a percentage of service revenues for the three months ended June 30, 2024 increased approximately 220 basis points compared to the corresponding period in the prior year. The increase in service margin was primarily related to improved labor mix and reduced third-party equipment costs compared to the same period in the prior year.
Our total gross margin as a percentage of total revenues for the three months ended June 30, 2024 decreased approximately 70 basis points as compared to the corresponding prior year period due to the aforementioned reasons.
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
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2024 increased approximately 8.7% to $6.3 million, compared to $5.8 million for the three months ended June 30, 2023. The increase was primarily driven by executive severance and transition costs incurred in the current year.
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2024 increased approximately 15.3% to $7.3 million compared to $6.3 million for the three months ended June 30, 2023. The increase was primarily due to an increase in headcount and the related employee benefits, as well as higher marketing and sales proposal activity.
Research and Development Expense
Research and development expense for the three months ended June 30, 2024 increased approximately 36.6% to $2.9 million, compared to $2.1 million for the three months ended June 30, 2023. The increase primarily reflects an increase in headcount and related employee benefit expense, and less costs capitalized for internal-use software development.

We plan to continue to invest in the development of further enhancements and new functionality of our Iteris ClearMobility Platform, which includes among other things our software portfolio and our Vantage sensors.
We capitalized certain development costs as intangible assets on the Company’s balance sheets in both the current and prior year periods; however, certain development costs did not meet the criteria for capitalization under GAAP and are included in research and development expense. Going forward, we expect to continue to invest in our software solutions. This continued investment may result in increases in research and development costs, as well as additional capitalized software assets in future periods.
Amortization of Intangible Assets
Amortization expense for intangible assets is recorded in both cost of revenues and operating expenses. Total amortization was approximately $1.0 million and $0.8 million for three-month periods ended June 30, 2024 and 2023, respectively.
Other Income, Net
Other income, net, was approximately $0.1 million and $0.2 million for the three-month periods ended June 30, 2024 and 2023, respectively.
Interest Income
Net interest income was approximately $0.1 million for each of the three-month periods ended June 30, 2024 and 2023, with a small increase in the current year masked by rounding. The small current year increase was primarily due to higher cash balance held at banks and the interest rates associated with those accounts when compared to the prior year.
Income Taxes
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, not including taxes related to specific events. Taxes related to specific events, if any, are recorded in the interim period in which they occur.
Income tax expense for the three months ended June 30, 2024 was less than $0.1 million, or 10.9% of the pretax income as compared with an expense of approximately $0.1 million, or 4.3% of pretax income, for the three months ended June 30, 2023.
In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies and recent financial performance. As the Company has sustained a cumulative pre-tax loss over the trailing three years, we consider it appropriate to maintain a valuation allowance on our deferred tax assets. We recorded a valuation allowance against all of our deferred tax assets as of June 30, 2024, and 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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
The Company agreed to accept a $1.0 million return of inventory sold by the Company during the three months ended June 30, 2023, at the request of a prime contractor and related to a project that has been delayed and for which there were no known issues with the product. The Company was a subcontractor to the prime contractor on the delayed project. Up to mid-July 2023 the Company believed the probability of the occurrence of a loss associated with this matter was remote. After meeting with the prime contractor beginning in mid-July 2023, the Company agreed to reassess the situation and agreed on August 7, 2023, to accept the inventory return. For the three months ended June 30, 2023, we recognized a pretax loss contingency of $0.2 million, comprised of $1.0 million in accrued liabilities representing the sale value of the inventory and $0.8 million in prepaid expenses and other current assets representing the estimated value of the inventory to be returned in the future. The inventory was returned, and the accrued liability was paid. As of June 30, 2024 and March 31, 2024, there were no outstanding contingencies related to this inventory.
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
At June 30, 2024, we had $34.3 million in working capital, which included $21.6 million in cash and cash equivalents and restricted cash. This compares to working capital of $32.6 million at March 31, 2024, which included $26.0 million in cash and cash equivalents and restricted cash.
Operating Activities. Net cash used in operating activities for the three months ended June 30, 2024 was $3.6 million, which compares to net cash provided by operating activities of $4.0 million for the same period in the prior year. The $7.6 million year-over-year decrease is primarily due to lower net income and the timing of activity in working capital.
Investing Activities. Net cash used in investing activities during the three months ended June 30, 2024 of $0.1 million, compared to net cash used of $0.8 million for the same period in the prior year. The decrease was largely due to a $0.5 million decrease in capitalized software development costs mainly caused by the deployment of VantageARGUS CV.
Financing Activities. Net cash used in financing activities during the three months ended June 30, 2024 was $0.6 million, which compared to net cash provided by financing activities of $0.3 million for the same period in the prior year. The $0.9 million year-over-year change primarily reflects $0.6 million share repurchase activity and $0.2 million lower proceeds from stock option exercises in the current year.
Off Balance Sheet Arrangements
We did not have any material off balance sheet arrangements as of June 30, 2024.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 5, Commitments and Contingencies, under the heading “Litigation and Other Contingencies” to our Unaudited Condensed Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K from the year ended March 31, 2024, filed with the SEC on June 13, 2024. as amended on July 29, 2024 (the “Annual Report”). Refer to Part I, “Item 1A. Risk Factors” in our Annual Report for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
During the quarter ended June 30, 2024, we repurchased 146,541 shares for an aggregate price of approximately $0.6 million at an average price of $4.24 per share. See Note 8, Stock Repurchase Program, to the accompanying unaudited condensed financial statements for additional information.
Information regarding the repurchase of common stock during the three months ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(In thousands)
June 1, 2024 to June 30, 2024	146,541	$4.24	486,402	$8,312

1.On May 12, 2022, the Board of Directors approved a repurchase plan for the Company to acquire up to $10 million of its outstanding common stock for an unspecified length of time. All repurchases by the Company during the quarter ended June 30, 2024 were pursuant to the 2022 Stock Repurchase Program.
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
During the three months ended June 30, 2024, a written trading plan (the “Trading Plan”) was adopted on June 17, 2024 by Joe Bergera, our Chief Executive Officer. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and only permits trades to be executed when the stock price reaches a required minimum. The plan’s maximum duration is until December 15, 2024, and the first trade will not occur until September 16, 2024, at the earliest. The Trading Plan is intended to facilitate an orderly process to exercise a portion of stock options that will expire in September 2025. As such, Mr. Bergera will sell only enough shares to cover the exercise price and related taxes upon his exercise of stock options, not to exceed 147,600 shares. Mr. Bergera intends to retain all of the remaining shares purchased upon exercise.
During the three months ended June 30, 2024, none of the Company’s directors and no other officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, and none of the Company’s directors or officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: August 8, 2024	ITERIS, INC.
(Registrant)

	By	/s/ JOE BERGERA
Joe Bergera
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ KERRY A. SHIBA
Kerry A. Shiba
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)